Form 10-K
period 2005-12-31
TriView Global Fund, LLC
filed 2006-03-31
CIK 1305631

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the year ended  12-31-2005

                                      OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

                 Delaware                        20-1689686
      State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization         Identification No.)

                     505 Brookfield Drive, Dover, DE	        19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class    Name of each exchange on which registered
	None                   None

Securities registered pursuant to Section 12(g) of the Act:

                         Units of Membership Interest
                               (Title of class)

                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Act).    Yes     No  X

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

There is no market for the Units of Membership Interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119655 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On November 3, 2005, the registration statement filed by TriView Global Fund, LLC, (the "Fund") with the Securities and Exchange Commission (the "SEC") and the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The Fund intends to sell the membership interests at the price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. As of December 31, 2005, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA"), it selects, from time to time.

Once the minimum has been sold, the Fund will commence trading. Once trading commences, the trades for the Fund will be selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund. The Fund has engaged three CTAs to trade the Fund account, NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960; Adobe Asset Management, LLC, 18156 E. Alamo Dr., Aurora, Colorado 80015; and, Forecast Trading Group, LLC, 62 Hampshire Hill Road, Upper Saddle River, New Jersey 07458. The books and records of the trades placed by the CTAs in the Fund's trading accounts will be kept and available for inspection by the Members at the office of Michael J. Liccar & Co., CPA, 200 West Adams Street, Suite 2211, Chicago, Illinois 60606-5208. NuWave will be paid an annual management fee of one half percent (1/2%) of the equity assigned to it to manage plus an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the Operating Agreement which governs the operation of the Fund, payable quarterly. Similarly, Forecast will be paid a management fee of one percent (1%) and an incentive fee of twenty percent (20%), and Adobe will be paid only an incentive fee of twenty-five percent (25%). The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Operating Agreement is incorporated herein by reference.

None of the purchasers of Units of Membership Interest has a voice in the management of the Fund. Reports of the Net Asset Value of the Fund are sent to all purchasers of Units at the end of each month.

TriView Capital Management, Inc., the corporate Managing Member and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for domestic trades for a half of one percent (1/2%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [six percent (6%) per year]. TriView Capital also receives an incentive fee of 4.283% of New Net Profit as that term is defined in the prospectus. The independent FCM is selected by the Managing Member to hold the Fund's trading equity and place the trades as directed by the CTAs pursuant to a power of attorney granted by the Fund. The Selling Agents will receive a three percent (3%) continuing service fee per year on the investment in the Fund, adjusted month to month to reflect profit and loss, for so long as the investment remains in the Fund.

The sale of Units is regulated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, the National Association of Securities Dealers, Inc., and the Securities Commissions and securities acts of the several States where its Units are offered and sold. The commodity pool operators (Managing Members) and principals are regulated by the Commodity Futures Trading Commission pursuant to the US Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Fund, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-119655, which are incorporated herein by reference.

Events subsequent to December 31, 2005: The Managing Member filed post effective amendments on February 8, 2006 and February 24, 2006 that became effective March 7, 2006 to update the financials and Statement of Additional Information in Part II of the prospectus..

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading the FCM selected by the Managing Member. Any FCM selected by the Managing Member must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of commodities is highly speculative and the Fund is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its Managing Member, the Selling Agent, the FCM, the CTAs or any of their Affiliates, directors or officers.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

The Managing Member makes all day to day decisions regarding the operation of the Fund. The Members have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Members. The Members, (sic the Security Holders), have no right to participate in the management of the Fund. All of their voting rights, as defined in the Operating Agreement, are limited to the selection of the Managing Member, amendments to the Operating Agreement, and other similar decisions.

                                    PART II

Item 5. Market for Registrant's Units of Membership Interest, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Operating Agreement requires a security holder to obtain the approval of the Managing Member prior to the transfer of any Units. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Members must rely upon the right of Redemption provided in the Operating Agreement to liquidate their interest.

The Fund has fewer than 300 holders of its securities. Members are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The Managing Member has sole discretion in determining what distributions, if any, the Fund will make to its Members. The Fund has
not made any distributions as of the date hereof.   The Fund has no
securities authorized for issuance under equity compensation plans. See the Operating Agreement attached as Appendix A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Members.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Members must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Member's capital account.

The Registrant has not yet commenced operations and is considered a development stage enterprise. Accordingly, there is no presentation of summary financial information in this section.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through resale of Units once issued or borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 97% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 40% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the Managing Member or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund has not yet commenced operations and, therefore, has no results of operations.

The Operating Agreement grants solely to the Managing Member the right to select the CTAs and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Members would realize a 100% loss. The Fund, the Managing Member and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The CTAs trade for the Fund only with those counterparties which they believe to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective Member prior to their investment.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2005, were audited by Frank
L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is not required because the Registrant has not yet commenced operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

The Managing Member of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective. There were no changes in the Managing Member's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware limited liability company which acts through its corporate Managing Member. Accordingly, the Registrant has no Directors or Executive Officers.

The Managing Members of the Registrant during the year 2005 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 61, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

There has never been a material administrative, civil or criminal action brought against the Fund, the Managing Member or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the Managing Member of the Fund, has determined that he qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

Code of Ethics

The Fund Managing Member is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the Managing Member are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association are responsible for the quality of the Fund disclosures or its operation, those functions are exclusively the responsibility of the Fund and its Managing Member.

Item 11.  Executive Compensation.
Although there are no executives in the Fund, the corporate Managing Member and certain persons Affiliated with the Managing Members are paid compensation that the Fund has elected to disclose on this Form 10-K. As described previously, upon opening of the Fund, the Managing Member will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the domestic trades entered by the CTAs. The corporate Managing Member retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid a 4.283% incentive fee on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Members owned more than five percent (5%) of the total equity of the Fund on December 31, 2005:

	Name               Percent Ownership
	Michael Pacult     50.0%

(b) As of December 31, 2005, the Managing Member owned 1.00 Unit of Membership Interest, which constitutes the other 50.0% ownership.

(c) The Operating Agreement governs the terms upon which control of the Fund may change. No change in ownership of the Units will, alone, determine the location of control. The Members must have 120 days advance notice and the opportunity to redeem prior to any change in the control from the Managing Member to another Managing Member. Control of the management of the Fund may never vest in one or more Members. A change in individual Managing Member and control of the corporate Managing Member are described in Item 1 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management. The Managing Member has sole discretion over the selection of trading advisors.. TriView Capital Management, Inc., the corporate Managing Member, is paid a fixed commission for trades and, therefore, it has a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

(a)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2005 and 2004 were $5,160 and $1,000, respectively.

(b)	Audit Related Fees

None

(c)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the year ended December 31, 2005 and 2004 were $350 and $0, respectively.

(d)	All Other Fees

None

(e)	The Board of Directors of TriView Capital Management, Inc., Managing
Member of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	1. Financial Statements

	See Index to Financial Statements for the years ended December 31, 2005 and the period from October 1, 2004 through December 31, 2004.

	The Financial Statements begin on page F-1 of this report.

	2. Financial Schedules

	Not applicable, not required, or included in the Financial Statements.

	3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-119655 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)	Reports on Form 8-K:  none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                               TriView Global Fund, LLC
                                          By TriView Capital Management, Inc.
                                          Its Managing Member


Date: March 30, 2006                      By: /s/ Michael Pacult
                                              Mr. Michael P. Pacult
                                              Sole Director, Sole Shareholder
                                              President and Treasurer


*******************************************************************************
                           TRIVIEW GLOBAL FUND, LLC,
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 AND 2004


                                                              Page

Report of Independent Registered Public Accounting Firm       F-2

Financial Statements

  Balance Sheets                                              F-3

  Statements of Operations                                    F-4

  Statement of Partners' Equity                               F-5

  Statements of Cash Flows                                    F-6

  Notes to Financial Statements                            F-7 - F-11


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Triview Global Fund, Limited Partnership
Fremont, Indiana


REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

                                We have audited the accompanying balance
sheets of TRIVIEW GLOBAL FUND, LLC (a development stage enterprise) as of December 31, 2005 and 2004 and the related statements of operations, members' equity and cash flows for the year ended December 31, 2005, for the initial period October 1, 2004 (date of inception) through December 31, 2004 and the period from October 1, 2004 through December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                                We conducted our audits in accordance with
the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of TRIVIEW GLOBAL FUND, LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and the initial period from October 1, 2004 through December 31, 2004 in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.

February 21, 2006
Oak Park, Illinois





               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

   The accompanying notes are an integral part of the financial statements.
                                      F-2


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                          DECEMBER 31, 2005 AND 2004



                                                        2005       2004

ASSETS

Cash                                                  $   887    $ 1,994
Reimbursable syndication costs                         48,937     26,719
Prepaid operating expenses                                161          6

  Total Assets                                        $49,985    $28,719





                        LIABILITIES AND MEMBERS' EQUITY

Liabilities -
    Due to affiliate                                  $47,985    $26,719



Members' Capital -
    Members  (1 unit)
            Initial capital contribution                1,000      1,000

    Managing Members  (1 unit)
            Initial capital contribution                1,000      1,000

  Total Partners'  Capital                              2,000      2,000


                                                      $49,985    $28,719














   The accompanying notes are an integral part of the financial statements.
                                      F-3


                           TRIVIEW GLOBAL FUND, LLC,
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

             FOR THE YEAR ENDED DECEMBER 31, 2005, THE PERIOD FROM
         OCTOBER 1, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2004 AND
           OCTOBER 1, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2005


                            Year ended    October 1, 2004    October 1, 2004
                           December 31,     to December        to December
                               2005           31, 2004           31, 2005

REVENUES                   $        -     $        -         $        -


  Total Revenues                    -              -                  -


EXPENSES                            -              -                  -


  Total Expenses                    -              -                  -



NET INCOME                 $        -     $        -         $        -


NET INCOME -
  Limited partnership unit $        -     $        -         $        -

  General partnership unit $        -     $        -         $        -





















   The accompanying notes are an integral part of the financial statements.
                                      F-4


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         STATEMENT OF MEMBER'S EQUITY

               OCTOBER 1, 2004 (INCEPTION) TO DECEMBER 31, 2004
                       AND YEAR ENDED DECEMBER 31, 2005


                                                                  Total
                             Members       Managing Members  Members' Equity
                      Amount      Units    Amount     Units  Amount     Units

Initial member
  contributions       $1,000      1        $1,000     1      $2,000     2

Net income-
  October 1, 2004
  to December 31, 2004     -                    -                 -

Balance -
  December 31, 2004    1,000      1         1,000     1       2,000     2

Net income-
 Year ended
  December 31, 2005        -                    -                 -

Balance -
  December 31, 2005   $1,000      1        $1,000     1      $2,000     2

                                       December 31,      December 31,
                                           2005              2004

Value per unit                          $   1,000         $   1,000

Total membership units                          2                 2



















   The accompanying notes are an integral part of the financial statements.
                                      F-5


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEAR ENDED DECEMBER 31, 2005, THE PERIOD FROM
         OCTOBER 1, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2004 AND
           OCTOBER 1, 2004 (DATE OF INCEPTION) TO DECEMBER 31, 2005


                                   Year ended October 1, 2004 October 1, 2004
                                  December 31,  to December     to December
                                      2005        31, 2004        31, 2005

CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net income                     $        -  $        -      $        -
     Adjustments to reconcile net
      income to net cash used in
      operating activities-
       Changes in assets and
        liabilities-
         Reimbursable syndication
          costs                         (952)          -            (952)
         Prepaid operating costs        (155)         (6)           (161)

           Net Cash Used In
            Operating Activities      (1,107)         (6)         (1,113)

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Initial member contributions             -       2,000           2,000

NET (DECREASE) INCREASE IN CASH       (1,107)      1,994             887

CASH -
  Beginning of period                 1,994            -               -

  End of period                   $     887    $   1,994      $      887


NON-CASH INVESTING ACTIVITIES

  Reimbursable syndication costs
   paid by and owed to corporate
   managing member                  $21,266      $26,719         $47,985









   The accompanying notes are an integral part of the financial statements.
                                      F-6


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 AND 2004

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Triview Global Fund, LLC (the Fund) was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by the commodity trading advisors (CTA's). However, the Fund will not commence business until at least $900,000 worth of units of membership interests (the Units) are sold. The maximum offering is $50,000,000. Triview Capital Management, Inc. (Triview Capital) and Michael Pacult are the managing members and commodity pool operators (CPO's) of the Fund. The initial CTA's are expected to be Forecast Trading Group, LLC (Forecast), NuWave Investment Corp (NuWave), and Adobe Asset Management, LLC (Adobe), which will have the authority to trade as much of the Fund's equity as is allocated to them by the Managing Member. The principal selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

      The Fund is in the development stage and its efforts through December 31, 2005 have been principally devoted to organizational activities.

      Regulation - The Fund is a registrant (effective November 3, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1934 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund, once it begins trading, will also be subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

      Offering Expenses and Organizational Costs - Triview Capital has incurred $48,937 in offering costs through December 31, 2005. The Fund has agreed to reimburse the Managing Member for all offering expenses incurred up to the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $900,000 of partnership interests. All offering costs after the twelfth month of operations will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the managing member, Triview Capital, and are expected to be immaterial.

      Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are accumulated, deferred and charged as part of the offering expenses to be reimbursed to the Managing Member after the twelfth month of operation following the commencement of business. Recurring registration costs after the first twelve months, if any, will be charged to expense as incurred.

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 AND 2004

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Revenue Recognition - Forward contracts, futures and other investments are recorded on the trade date and will be reflected in the statement of operations at the difference between the original contract amount and the market value on the last business day of the reporting period.

      Market value of forward contracts, futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

      Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through December 31, 2005.

2.    MANAGING MEMBER DUTIES

      The responsibilities of the Managing Member, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as an LLC, maintaining a current list of the names, addresses and numbers of units owned by each Member and taking such other actions as deemed necessary to manage the business of the Company.

      The Corporate Managing Member has contributed $1,000 in cash for deposit to the capital of the Fund for a non-trading Managing Member interest in the Company.

      If the net unit value of the Fund falls to less than 50% of the greater of the original $1,000 selling price, less commissions and other charges or such higher value earned through trading, then the Managing Member will immediately suspend all trading, provide all members with notice of the reduction in net unit value and give all members the opportunity, for fifteen days after such notice, to redeem Units. No trading shall commence until after the lapse of such fifteen day period.

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 AND 2004


3.    THE LLC AGREEMENT

      The LLC Operating Agreement provides, among other things, that-

      Capital Account - A capital account shall be established for each member. The initial balance of each member's capital account shall be the amount of the initial contributions to the Fund.

      Monthly Allocations - Any increase or decrease in the Fund's net asset value as of the end of a month shall be credited or charged to the capital account of each Member in the ratio that the balance of each account bears to the total balance of all accounts.

      Any distribution from profits or members' capital will be made solely at the discretion of the Managing Member.

      Federal Income Tax Allocations - As of the end of each fiscal year, the Fund's realized capital gain or loss and ordinary income or loss shall be allocated among the Members, after having given effect to the fees and expenses of the Fund.

      Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the Managing Member within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

      Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the managing member no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the managing member may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee after the twelfth month.

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 AND 2004


4.    FEES

      The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

      A monthly management fee of .5% (annual rate) and 1.0% (annual rate) will be paid to two CTA's, NuWave and Forecast, respectively, of the equity allocated to them to trade. No management fee will be paid to Adobe.

      The Fund will pay the Corporate Managing Member an annual fixed brokerage commission of 6%, from which the Corporate Managing Member will pay the round turn commissions to the introducing broker and the futures commission merchant for trades made on U.S. markets. The Fund will also pay actual charges for trades made on foreign exchanges or markets, if any.

      A quarterly incentive fee of 20%, 20%, and 25% of "new net profits" will be paid to the three CTA's, NuWave, Forecast and Adobe, respectively, and a 4.283% quarterly incentive fee will be paid to the Corporate Managing Member. "New net profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss. The Fund may also change CTA's and thereby begin the computation of new net profits from the date that a new CTA is retained.

      After the Fund commences trading, the Fund will pay the selling agent who sold the units a 3% continuing service fee during each year the investment is in the Fund.

      The Managing Member has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the total management fees paid to 6% if the total incentive fees are decreased to 15%.

5.    RELATED PARTY TRANSACTIONS

      The sole shareholder of Triview Capital has made an initial member capital contribution in the Fund of $1,000. He is also a joint owner of Futures, which has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between Triview Capital and the Fund.

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 2005 AND 2004

5.    RELATED PARTY TRANSACTIONS - CONTINUED

      Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA's and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

6.    CONCENTRATIONS

      The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.