Form 10-Q
period 2006-06-30
TriView Global Fund, LLC
filed 2006-08-14
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2006

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

Yes _____ No __X____

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2006 are attached hereto and made a part hereof.

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

The Fund filed post effective amendments nos. 3 and 4, on June 2, 2006 and June 30, 2006, respectively, which became effective July 20, 2006. The changes effected were to: (i) update the Fund financials and performance information in the prospectus, (ii) increase the minimum offering amount to $2,060,000, (iii) replace Forecast Trading Group, LLC and Adobe Asset Management, LLC as CTAs with Spectrum Asset Management, LLC, CTA, (iv) change the management fee to each CTA to 2%, (v) change the incentive fee to each CTA to 20%, and (vi) change the incentive fee to the general partner to 3%. The Fund intends to sell the Fund Units in the face amount of $50,000,000 that it has registered.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTAs") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. The Fund has engaged two CTAs to trade the Fund account, NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960 and Spectrum Asset Management, LLC, 141 W. Jackson Blvd., Suite 1692, Chicago, IL 60604. Upon sale of the minimum of $2,060,000, trading will commence with equity divided between the CTAs 50% to NuWave and 50% to Spectrum. The Managing Member has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the members (investors). The books and records of the trades placed by the CTAs in the Fund's trading accounts will be kept and available for inspection by the Members at the office of Michael
J. Liccar & Co., CPA, 200 West Adams Street, Suite 2211, Chicago, Illinois 60606-5208. NuWave and Spectrum will each be paid an annual management fee of two percent (2%) of the equity assigned to them to manage, computed separately, plus a quarterly incentive fee of twenty percent (20%) of New Net Profit, also computed separately, as that term is defined in the Operating Agreement which governs the operation of the Fund. The CTAs have sole discretion to select and enter trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors. The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund will deposit its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Members are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering membership interests for sale and the operation of the Fund. The fixed costs of operation are a management and incentive fees to the CTAs as previously described, an incentive fee of 3% paid to the Managing Member, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the members may earn a profit on their investment.

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

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member


				By: 	/s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
					President, and Treasurer of the
					Managing Member
Date:	August 14, 2006

****************************************************************************

                           TRIVIEW GLOBAL FUND, LLC,
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS




                                                                    Page

Accountants' Review Report                                          F-2

Financial Statements

  Balance Sheets as of June 30, 2006 and December 31, 2005          F-3

  Statements of Operations for the Three and Six Months Ended
   June 30, 2006 and 2005 and the cumulative period from
   October 1, 2004 (date of inception) to June 30, 2006             F-4

  Statement of Partners' Equity from October 1, 2004 to
   June 30, 2006                                                    F-5

  Statements of Cash Flows for the Six Months Ended
   June 30, 2006 and 2005 and the cumulative period from
   October 1, 2004 (date of inception) to June 30, 2006             F-6

  Notes to Financial Statements                                  F-7 - F-11




























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Triview Global Fund, LLC
Fremont, Indiana


                              We have reviewed the balance sheet of TRIVIEW
GLOBAL FUND, LLC as of June 30, 2006 and the related statements of operations for the three and six months ended June 30, 2006 and 2005 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2006, the statement of partners' equity for the cumulative period from October 1, 2004 (date of inception) to June 30, 2006 and the statements of cash flows for the six months ended June 30, 2006 and 2005 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with the
standards of the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of TRIVIEW GLOBAL FUND, LLC as of December 31, 2005 and the related statements of operations, member's equity and cash flows for the year and cumulative period then ended (not presented herein); and in our report dated February 21, 2006, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

August 11, 2006
Oak Park, Illinois



               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                      JUNE 30, 2006 AND DECEMBER 31, 2005


                                                 June 30,
                                                   2006      December 31,
                                                (A Review)       2005

ASSETS


Cash                                             $    724     $    887
Reimbursable syndication costs                     59,902       48,937
Prepaid operating expenses                            359          161

  Total Assets                                   $ 60,985     $ 49,985





                        LIABILITIES AND MEMBER'S EQUITY

Liabilities -
    Due to affiliate                             $ 58,985     $ 47,985



Members' Capital -
    Members  (1 unit)
            Initial capital contribution            1,000       1,000

    Managing Members  (1 unit)
            Initial capital contribution            1,000       1,000

      Total Partners'  Capital                      2,000       2,000


                                                 $ 60,985    $ 49,985












   The accompanying notes are an integral part of the financial statements.
                                      F-3


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND
        THE CUMULATIVE PERIOD FROM OCTOBER 1, 2004 (DATE OF INCEPTION)
                                TO JUNE 30,2006
                                  (A Review)
                                                                   October 1,
                            Three months ended   Six months ended    2004 to
                                 June 30,            June 30,       March 31,
                              2006      2005      2006      2005      2006

INVESTMENT AND OTHER INCOME
  Interest income           $     -   $     -     $     -  $     -  $     -

  Total Income                    -         -           -        -        -

EXPENSES
  Commissions                     -         -           -        -        -
  Management fees                 -         -           -        -        -
  Other administrative
   expenses                       -         -           -        -        -

    Total Expenses                -         -           -        -        -

    Net Investment Loss           -         -           -        -        -

REALIZED AND UNREALIZED GAIN
  ON INVESTMENTS
  Realized gain/(loss) from
   trading futures                -         -           -        -        -
  Change in unrealized
   gain/(loss) on open
   commodity futures contracts    -         -           -        -        -

    Total Realized and
     Unrealized Gain on
     Investments                  -         -           -        -        -

NET INCOME                  $     -   $     -     $     -  $     -  $     -

NET INCOME -
  Member unit               $     -   $     -     $     -  $     -  $     -

  Managing member unit      $     -   $     -     $     -  $     -  $     -

  Weighted average partnership
   units outstanding:
  Member units                 1.00      1.00        1.00     1.00     1.00

  Managing member units        1.00      1.00        1.00     1.00     1.00


   The accompanying notes are an integral part of the financial statements.
                                      F-4


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         STATEMENT OF MEMBER'S EQUITY

                 OCTOBER 1, 2004 (INCEPTION) TO JUNE 30, 2006


                                                                  Total
                              Members      Managing Members  Members' Equity
                         Amount     Units  Amount     Units  Amount     Units

Initial member
  contributions          $1,000      1     $1,000      1     $2,000      2

Net income-
  October 1, 2004
  to December 31, 2004        -                 -                 -

Balance -
  December 31, 2004       1,000      1      1,000      1      2,000      2

Net income-
 Year ended
  December 31, 2005           -                 -                 -

Balance -
  December 31, 2005       1,000      1      1,000      1      2,000      2

Net income-
 Six months ended
  June 30, 2006               -                 -                 -

Balance -
  June 30, 2006          $1,000      1     $1,000      1     $2,000      2


                                        June 30,      December 31,
                                          2006            2005

Value per unit                           $1,000          $1,000

Total membership units                        2               2












   The accompanying notes are an integral part of the financial statements.
                                      F-5


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND
        THE CUMULATIVE PERIOD FROM OCTOBER 1, 2004 (DATE OF INCEPTION)
                                TO JUNE 30,2006
                                  (A Review)

                                                              October 1, 2004
                                                Six months ended       to
                                                     June 30,       June 30,
                                                2006        2005      2006
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $      -  $      -  $      -
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities -
    Changes in operating assets and liabilities -
      Reimbursable syndication costs                  35      (952)     (917)
      Prepaid operating cost                        (198)     (155)     (359)

        Net Cash Used In
         Operating Activities                       (163)   (1,107)   (1,276)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial member contributions                         -         -     2,000

  Net Cash Used In
   Financing Activities                                -         -     2,000

NET INCREASE (DECREASE) IN CASH                     (163)   (1,107)      724

CASH
  Beginning of period                                887     1,994         -

  End of period                                  $   724   $   887   $   724


NON-CASH INVESTING ACTIVITIES

     Reimbursable syndication costs
       paid by and owed to affiliate             $11,000   $21,265   $58,985












   The accompanying notes are an integral part of the financial statements.
                                      F-6


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Triview Global Fund, LLC (the Fund) was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by the commodity trading advisors (CTA's). However, the Fund will not commence business until at least $2,060,000 worth of units of membership interests (the Units) are sold. The maximum offering is $50,000,000. Triview Capital Management, Inc. (Triview Capital) and Michael Pacult are the managing members and commodity pool operators (CPO's) of the Fund. The initial CTA's are expected to be NuWave Investment Corp (NuWave) and Spectrum Asset Management, LLC (Spectrum), which will have the authority to trade as much of the Fund's equity as is allocated to them by the Managing Member. The principal selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

      The Fund is in the development stage and its efforts through June 30, 2006 have been principally devoted to organizational activities.

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

      Offering Expenses and Organizational Costs - Triview Capital has incurred $59,902 in offering costs through June 30, 2006. The Fund has agreed to reimburse the Managing Member for all offering expenses incurred up to the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $2,060,000 of partnership interests. All offering costs after the twelfth month of operations will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the managing member, Triview Capital, and are expected to be immaterial.

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

                                      F-7


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005


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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through June 30, 2006. There were no cash equivalents as of June 30, 2006 or December 31, 2005.

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

                                      F-8


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005


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








                                      F-9


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005


4.    FEES

      The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

      A monthly management fee of 2.0% (annual rate) will be paid to the two CTA's, NuWave and Spectrum, of the equity allocated to them to trade.

      The Fund will pay the Corporate Managing Member an annual fixed brokerage commission of 6%, from which the Corporate Managing Member will pay the round turn commissions to the introducing broker and the futures commission merchant for trades made on U.S. markets. The Fund will also pay actual charges for trades made on foreign exchanges or markets, if any.

      A quarterly incentive fee of 20% of "new net profits" will be paid to the two CTA's, NuWave and Spectrum, and a 3.0% quarterly incentive fee will be paid to the Corporate Managing Member. "New net profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss. The Fund may also change CTA's and thereby begin the computation of new net profits from the date that a new CTA is retained.

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



                                     F-10
                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005

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






























                                     F-11