Form 10-Q
period 2006-09-30
TriView Global Fund, LLC
filed 2006-11-20
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2006

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

Yes _____ No __X____

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2006 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on November 3, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. By its prospectus dated July 20, 2006, the Fund intends to sell the Fund Units in the face amount of $50,000,000 that it has registered.

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

Subsequent Events

Effective October 25, 2006, the auditor of the Fund was changed from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the managing member carried out an evaluation, under the supervision and with the participation of the managing member's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the managing member's principal executive officer and principal financial officer concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the Managing Member reviews the profit and loss statements for the month and once approved each member is sent a statement to disclose total Fund performance and the amount in the member's capital account. Checks are paid for expenses only upon approval of invoices submitted to the Managing Member or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the member's account. The Managing Member balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the Fund's internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	Report filed on 8-K subsequent to reporting period of this 10-Q

The Fund filed a Form 8-K on October 26, 2006 and Form 8-K/A on November 2, 2006 to disclose the change of the Fund's auditor effective October 25, 2006 from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member


				By: 	/s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
					President, and Treasurer of the
					Managing Member
Date:	November 20, 2006

                           TRIVIEW GLOBAL FUND, LLC,
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



                                                                     Page

Accountants' Review Report                                           F-2

Financial Statements

  Balance Sheets as of September 30, 2006 and December 31, 2005      F-3

  Statements of Operations for the Three and Nine Months Ended
   September 30, 2006 and 2005 and the cumulative period from
   October 1, 2004 (date of inception) to September 30, 2006         F-4

  Statements of Partners' Equity from October 1, 2004 to
   September 30, 2006                                                F-5

  Statements of Cash Flows for the Nine Months Ended September
   30, 2006 and 2005 and the cumulative period from October 1,
   2004 (date of inception) to September 30, 2006                    F-6

  Notes to Financial Statements                                   F-7 - F-11


                        Jordan, Patke & Associate, Ltd.
                         Certified Public Accountants

To The Partners
Triview Global Fund, LLC
Fremont, Indiana


                              We have reviewed the balance sheet of TRIVIEW
GLOBAL FUND, LLC as of September 30, 2006 and December 31, 2005 and the related statements of operations for the three and nine months ended September 30, 2006 and 2005 and the cumulative period from October 1, 2004 (date of inception) to September 30, 2006, and the statements of partners' equity from October 1, 2004 to September 30, 2006 and the statement of cash flows for the nine months ended September 30, 2006 and 2005 and the cumulative period from October 1, 2004 to September 30, 2006. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              Frank L. Sassetti & Co. have previously
audited, in accordance with auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of TRIVIEW GLOBAL FUND, LLC as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in their report dated February 21, 2006, they expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Jordan, Patke & Associates

November 15, 2006
Lincolnshire, Illinois








                                      F-2


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                    ASSETS
                                                 September 30,
                                                     2006        December 31,
                                                  (A Review)         2005



Cash                                               $  1,020       $    887
Reimbursable syndication costs                       69,306         48,937
Prepaid operating expenses                              359            161

  Total Assets                                     $ 70,685       $ 49,985


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Due to affiliate                                   68,685         47,985


MEMBERS' CAPITAL
  Members (1 unit)
  Initial capital contribution                        1,000          1,000
  Managing Members (1 unit)
  Initial capital contribution                        1,000          1,000

    Total Partners' Equity                            2,000          2,000

                                                   $ 70,685       $ 49,985



















   The accompanying notes are an integral part of the financial statements.
                                      F-3


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
      AND THE CUMULATIVE PERIOD FROM OCTOBER 1, 2004 (DATE OF INCEPTION)
                             TO SEPTEMBER 30, 2006
                                  (A Review)

                                                                   October 1,
                            Three months ended   Nine months ended   2004 to
                                  Sep 30,             Sep 30,        Sep 30,
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

   The accompanying notes are an integral part of the financial statements.
                                      F-4
                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         STATEMENT OF MEMBERS' EQUITY

               OCTOBER 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2006
                                  (A Review)

                                                                  Total
                              Members      Managing Members  Members' Equity
                         Amount     Units  Amount     Units  Amount     Units

Initial member
  contributions          $1,000      1     $1,000      1     $2,000      2

Net income-
  October 1, 2004
  to December 31, 2004        -                 -                 -

Balance -
  December 31, 2004       1,000      1      1,000      1      2,000      2

Net income-
 Year ended
  December 31, 2005           -                 -                 -

Balance -
  December 31, 2005       1,000      1      1,000      1      2,000      2

Net income-
  January 1, 2006
  to September 30, 2006      -                  -                 -

Balance -
 September 30, 2006     $1,000       1     $1,000      1     $2,000      2

                                    September 30,      December 31,
                                        2006               2005

Value per unit                        $1,000             $1,000

Total partnership units                    2                  2













   The accompanying notes are an integral part of the financial statements.
                                      F-5


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                           STATEMENTS OF CASH FLOWS

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND THE CUMULATIVE
     PERIOD FROM OCTOBER 1, 2004 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006
                                  (A Review)

                                                              October 1, 2004
                                               Nine months ended       to
                                                     Sep 30,         Sep 30,
                                                2006        2005      2006
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                    $      -  $      -  $      -
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities-
    Changes in operating assets and liabilities -
      Reimbursable syndication costs                 331      (952)     (621)
      Prepaid operating costs                       (198)     (155)     (359)

        Net Cash Provided By
         Operating Activities                        133    (1,107)     (980)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial member contributions                         -         -     2,000

        Net Cash Used In
         Financing Activities                          -         -     2,000

NET INCREASE (DECREASE) IN CASH                      133    (1,107)    1,020

CASH
  Beginning of period                                887     1,994

  End of period                                 $  1,020  $    887  $  1,020

NON-CASH INVESTING ACTIVITIES

  Reimbursable syndication costs
   paid by and owed to affiliate                $ 20,700  $ 21,266  $ 68,685














   The accompanying notes are an integral part of the financial statements.
                                      F-6


                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005

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

  The Fund is in the development stage and its efforts through September 30, 2006 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - Triview Capital has incurred $69,306 in offering costs through September 30, 2006. The Fund has agreed to reimburse the Managing Member for all offering expenses incurred up to the twelfth month of operations after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $2,060,000 of partnership interests. All costs after the commencement of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the managing member, Triview Capital, and are expected to be immaterial.

  Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are accumulated, deferred and charged as part of the offering expenses to be reimbursed to the Managing Member after the twelfth month of operation following the commencement of business. Registration costs incurred after the commencement of business, if any, will be charged to expense as incurred.

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005

1      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through September 30, 2006. There were no cash equivalents as of September 30, 2006 or December 31, 2005.

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

                          SEPTEMBER 30, 2006 AND 2005


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

                          SEPTEMBER 30, 2006 AND 2005

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

5.      RELATED PARTY TRANSACTIONS

  The sole shareholder of Triview Capital has made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund) and a 50% shareholder of Futures Investment Company (the principal selling agent), which along with the shareholder, have temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between Triview Capital and the Fund.

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2006 AND 2005


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

7.      SUBSEQUENT EVENTS

  Effective October 25 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.