Form 10-K
period 2006-12-31
TriView Global Fund, LLC
filed 2007-04-03
CIK 1305631

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the year ended  12-31-2006

                                      OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

                 Delaware                        20-1689686
      State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization         Identification No.)

                     505 Brookfield Drive, Dover, DE	        19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class    Name of each exchange on which registered
	None                   None

Securities registered pursuant to Section 12(g) of the Act:

                         Units of Membership Interest
                               (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [ ] No	[X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: None. There is no market for the Units of Membership Interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the year ended December 31, 2005 at Registration No. 333-119655.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119655 are incorporated by reference to Parts I, II, III, and IV.

PART I

Item 1.  Business

On November 3, 2005, the registration statement filed by TriView Global Fund, LLC, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The Fund intends to sell the membership interests at the initial price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. As of December 31, 2006, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA"). The General Partner, in its sole discretion, selects the CTA and the amount of equity assigned to the CTAs, from time to time.

By post effective amendments to its registration statement filed February 8, 2006 and February 24, 2006, which became effective March 7, 2006, the Fund updated the financial and performance information in its prospectus along with the Statement of Additional Information in Part II of the prospectus.
By post effective amendments to its registration statement filed June 2, 2006 and June 30, 2006, which became effective July 20, 2006, the Fund (1) raised the minimum sale of Units necessary to commence business from $900,000 to $2,060,000, (2) replaced Forecast Trading Group, LLC and Adobe Asset Management, LLC with Spectrum Asset Management LLC as CTA, (3) changed the compensation to the CTA's to a 2% annual management fee and 20% incentive fee, and (4) changed the incentive fee to the corporate general partner to 3%. By Form 8-K filed October 26, 2006, as amended November 2, 2006, which is incorporated herein by reference, the Fund disclosed the change of auditor from Frank L. Sassetti & Co. 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069. There were no adverse events that motivated the change in bookkeepers or auditors.

Once the minimum has been sold, the Fund will commence trading. Once trading commences, the trades for the Fund will be selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund. The Fund has engaged two CTAs to trade the Fund account, NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960 and Spectrum Asset Management LLC, 141 W. Jackson Blvd., Suite 1692, Chicago, IL 60604. The books and records of the trades placed by the CTAs in the Fund's trading accounts are kept and available for inspection by the Members at the office of Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046. NuWave and Spectrum will be paid an annual management fee of one half percent (1/2%) of the equity assigned to it them to manage, calculate separately, plus an incentive fee of twenty percent (20%) of New Net Profit earned from the trades on the equity, payable quarterly. The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Operating Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

None of the purchasers of Units of Membership Interest has a voice in the management of the Fund. Reports of the Net Asset Value of the Fund are sent to all Members at the end of each month.

TriView Capital Management, Inc., the corporate Managing Member and commodity pool operator, provides all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for domestic trades for a half of one percent (1/2%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [six percent (6%) per year]. TriView Capital also receives an incentive fee of 3% of New Net Profit as that term is defined in the prospectus. The independent FCM is selected by the Managing Member to hold the Fund's trading equity and place the trades as directed by the CTAs pursuant to a power of attorney and advisory agreement granted by the Fund. The CTA agreements are terminable at the will of the parties. The Selling Agents receive a three percent (3%) continuing service fee of the initial investment the first year. Each month thereafter, for so long as the investment remains in the Fund, the Fund pays this fee at one quarter percent (1/4%) based on the net asset value of the investment.

The sale of Units is regulated by Securities Act of 1933 and the Commodity Exchange Act. Once the Units are issued, the operation of the Fund is subject to regulation pursuant to the Securities and Exchange Act of 1934 and the Commodity Exchange Act. The U.S. Securities and Exchange Commission and the Securities Commissions and securities acts of the several States where its Units are offered and sold have jurisdiction over the operation of the Fund. The National Futures Association has jurisdiction over the operation of the General Partner and the Commodity Trading Advisors. This regulatory structure is not intended, nor does it, protect investors from the risks inherent in the trading of futures and options.

Item 1A.  Risk Factors

The trading of futures, options on futures and other commodities related investments is highly speculative and risky. You should make an investment in the Fund only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Risk Factors section of the Prospectus, which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Form 10-K. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Registrant maintains up to 3% of its assets at a commercial bank and the balance is on deposit and available as margin to secure trading in futures and other commodities related products in a Fund account at the FCM selected by the Managing Member. Any FCM selected by the Managing Member must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its Managing Member, the Selling Agent, the FCM, the CTAs or any of their Affiliates, directors or officers, except against Man as described below.

At any given time, Man is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of filing of this 10-K, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no material, administrative, civil or criminal proceedings pending, on appeal or concluded against Man or its principals within the five years preceding the date of this 10-K, except that Man has recently been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. Man has informed the Fund that in acting as clearing broker for PAAF it was not responsible for its losses and, among other things, has brought in a number of third party defendants. Accordingly, it will deny the material allegations of the Complaint, and will otherwise vigorously defend the Litigation. Further, the outcome of the Litigation should not materially affect Man or its ability to perform as a FCM for the accounts of the Fund. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and Man's relationship to PAAF. To date, the CFTC has not brought any action against Man.

On February 20, 2007, Man settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which Man was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at Man. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor.
Without admitting or denying the allegation, Man agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. Man also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers..

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

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. When combined with the previously described assets committed to margin, a total of up to approximately 40% of the Fund's assets may be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets are normally invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is not required because the Registrant has not yet commenced operations.

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

The Managing Members of the Registrant during the year 2006 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 62, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate Managing Member and certain persons Affiliated with the Managing Members are paid compensation that the Fund has elected to disclose on this Form 10-K. As described previously, upon opening of the Fund, the Managing Member will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the domestic trades entered by the CTAs. The corporate Managing Member retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid a 3% incentive fee on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Members owned more than five percent (5%) of the total equity of the Fund on December 31, 2006:

  Name			Percent Ownership
  Michael Pacult	50.0%

Michael Pacult invested personally as a non-managing Member to comply with the legal requirement that a limited liability company to be operated for tax purposes as a limited partnership must be formed by two or more people.

(b) As of December 31, 2006, the corporate Managing Member owned 1.00 Unit of Membership Interest, which constitutes the other 50.0% ownership.

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

Item 14.  Principal Accountant Fees and Services.
Only fees to the Principal Accountant, or Auditor, and not fees for other accounting, are required to be disclosed in this section.

(1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2006 and 2005 were $8,690 and $5,160, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $1,538, and $0, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2006 and 2005 were $0 and $350, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $0, and $0, respectively.

(4)	All Other Fees

None

(5)	The Board of Directors of TriView Capital Management, Inc., Managing
Member of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

(6)	Close to 100% of the hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees. However, all work performed was supervised by a full-time permanent employee.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

 (a)	The following documents are filed as part of this report:

  1. All Financial Statements

  See Index to Financial Statements for the years ended December 31, 2006 and 2005.

  The Financial Statements begin on page F-1 of this report.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

  Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-119655 previously filed with the Securities and Exchange Commission.

(b)	Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter).

See response to 15(a)(3), above.

(c)	Financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including
(1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			TriView Global Fund, LLC
  				By TriView Capital Management, Inc.
  				Its Managing Member


Date:	March 30, 2007		By:  /s/ Michael Pacult
				Mr. Michael P. Pacult
				Sole Director, Sole Shareholder
				President and Treasurer


***************************************************************************
                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



  							Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

  Statements of Assets and Liabilities			F-3

  Statements of Operations				F-4

  Statements of Changes in Net Assets			F-5

  Statements of Cash Flows				F-6

  Notes to Financial Statements			     F-7 - F-10

  Affirmation of Commodity Pool Operator		F-11

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware


We have audited the accompanying statements of assets and liabilities, of TriView Global Fund, Limited Liability Company (a development stage enterprise) as of December 31, 2006, and the related statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of TriView Global Fund, Limited Liability Company as of December 31, 2005, and the cumlative period from October 1, 2004 (date of inception) through December 31, 2005 were audited by other auditors whose report dated February 21, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. TriView Global Fund, Limited Liability Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TriView Global Fund, Limited Liability Company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, Limited Liability Company as of December 31, 2006, and the results of its operations, its changes in net assets and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 9 that were applied to restate the 2005 financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2005 financial statements of TriView Global Fund, Limited Liability Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 27, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

  							December 31,
							2006		2005
Assets

  Cash							$89		$887
  Reimbursable syndication costs			79,818		52,979
  Prepaid operating costs and other			1,255		994

	  Total assets					81,162		54,860

Liabilities

  Accrued expenses					103		-
  Advances due to related parties			79,059		52,860

  	Total Liabilities				79,162		52,860

Net assets						$2,000		$2,000


Analysis of Net Assets

  Members						$1,000		$1,000
  Managing Members					1,000		1,000

  	Net assets (equivalent to $1,000.00 and
	 $1,000.00 per unit)				$2,000		$2,000


Membership units outstanding

  Members units outstanding				1.00		1.00
  Managing Members units outstanding			1.00		1.00

  	Total Membership units outstanding		2.00		2.00

   The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations

For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
           October 1, 2004 (Date of Inception) to December 31, 2006

  												Period From
  												October 1, 2004
  												(Inception) to
  								Year ended December 31,		to December 31,
 								2006		2005		2006

Investment income

  Total investment income					$-		$-		$-

Expenses

  Total expenses						-		-		-

  	Net investment loss					-		-		-

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized and unrealized income from investments
   and foreign currency						-		-		-

  	Net increase in net assets resulting from operations	$-		$-		$-



   The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
           October 1, 2004 (Date of Inception) to December 31, 2006


  													Period From
  													October 1, 2004
  													(Inception) to
  									Year ended December 31,		to December 31,
 									2006		2005		2006

Increase (decrease) in net assets from operations
  Net investment (loss)							$-		$-		$-
  Net realized gains from investments and foreign currency
   transactions								-		-		-
  Net increase in unrealized appreciation on investments and
  translation of assets and liabilities in foreign currencies		-		-		-

	Net increase in net assets resulting from operations		-		-		-

  Capital contributions from members					-		-		2,000
  Distributions to members						-		-		-

  	Total increase in net assets					-		-		2,000

Net assets at the beginning of the year					2,000		2,000		-

Net assets at the end of the year					$2,000		$2,000		$2,000



   The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                          Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
           October 1, 2004 (Date of Inception) to December 31, 2006

  													Period From
  													October 1, 2004
  													(Inception) to
  									Year ended December 31,		to December 31,
 									2006		2005		2006

Cash Flows from Operating Activities

Net increase in net assets resulting from operations			$-		$-		$-

Adjustments to reconcile net income to net cash (used in) operating activities:

  Changes in operating assets and liabilities:

    (Increase) in reimbursable syndication costs			(26,839)	(4,994)		(31,833)
    (Increase) in prepaid operating costs				(261)		(155)		(422)
    Increase in accrued expenses					103		-		103

  	Net cash (used in) operating activities				(26,997)	(5,149)		(32,152)


Cash Flows from Financing Activities

  Increase in advances from related parties				26,199		4,042		30,241
  Initial member contributions						-		-		2,000

    Net cash provided by financing activities				26,199		4,042		32,241

  	Net increase (decrease) in cash and cash equivalents		(798)		(1,107)		89

  	Cash at the beginning of the period				887		1,994		-


  	Cash at the end of the period					$89		$887		$89


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and owed to related
   parties								$-		$22,099		$48,818


   The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                For the Years Ended December 31, 2006 and 2005

1.	Nature of the Business

  TriView Global Fund, LLC (the Fund) was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). However, the Fund will not commence business until at least $2,060,000 worth of units of membership interests (the Units) are sold. The maximum offering is $50,000,000. Triview Capital Management, Inc. (Triview Capital) and Michael Pacult are the managing members and commodity pool operators (CPO's) of the Fund. The initial CTA's are expected to be NuWave Investment Corp (NuWave) and Spectrum Asset Management, LLC (Spectrum), which will have the authority to trade as much of the Fund's equity as is allocated to them by the Managing Member. The principal selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

  The Fund is in the development stage and its efforts through December 31, 2006 have been principally devoted to organizational activities.

2.	Significant Accounting Policies

  Regulation - The Fund is a registrant (effective November 3, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund, once it begins trading, will also be subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Offering Expenses and Organizational Costs - TriView Capital has incurred $79,818 and $52,979 in offering costs through December 31, 2006 and 2005 respectively. The Fund has agreed to reimburse the Managing Member for all offering expenses incurred up to commencement of business after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. All costs after the commencement of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the managing member, TriView Capital, and are expected to be immaterial.

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

  Interest income is recognized when it is earned.

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ending December 31, 2006 and 2005. There were no cash equivalents as of December 31, 2006 and 2005.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                For the Years Ended December 31, 2006 and 2005

2.	Significant Accounting Policies, Continued

  Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

  The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

  Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the fund's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.
3.	Managing Member Duties

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

4.	The Limited Liability Company Agreement

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

  Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the Managing Member within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account after the minimum to commence business has been raised and, thereafter, on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                For the Years Ended December 31, 2006 and 2005

5.	Fees

  At December 31, 2006, the Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

  The Managing Member has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the total management fees paid to the CTA's and Managing Member to 6% of total net assets if the total incentive fees are decreased to 15%.

6.	Related Party Transactions

  The sole shareholder of TriView Capital has made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between TriView Capital and the Fund.

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

  The Fund has received advances from four related parties: TriView Capital Management, Inc., general partner of TriView Global Fund, L.L.C., Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, president of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The Fund has the following advances due to related parties at December 31, 2006 and 2005:

  						     December 31,
 						2006		2005

  Futures Investment Company			$12,533		$833
  Ashley Capital Management, Inc.		27,975		24,976
  TriView Capital Management, Inc.		3,320		3,320
  Michael Pacult				35,231		23,731

  Total advances due to related parties		$79,059		$52,860

  These advances are to help pay for various costs, including operating and start-up costs, and are recorded as due to related party. The balance is usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. These amounts bear no interest or due dates and are unsecured.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                For the Years Ended December 31, 2006 and 2005

7.  Membership Unit Transactions

  As of December 31, 2006 and 2005 membership units were valued at $1,000.00 and $1,000.00, respectively.

  Transactions in membership units were as follows:

  					Units			Amount
 				 2006		2005	2006		2005

  Members Units
    Subscriptions		-		-	$-		$-
    Redemptions			-		-	-		-
  	Total			-		-	-		-

  Managing Members Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
  	Total			-		-	-		-

  Total Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
  	Total			-		-	$-		$-


7.	Concentrations

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

8.	Change in Auditor
  Effective October 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302-1043 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.

9.	Correction of an Error from a Prior Period
  In 2005, a $4,042 advance from Michael Pacult and a $833 advance from Futures Investment Company to TriView Global Fund, LLC were not recorded. These amounts were used to pay for professional fees that make up reimbursable syndication costs and prepaid operating expenses. Accordingly, the 2005 reimbursable syndication costs and prepaid operating expenses and advances from shareholder amounts on the statement of assets and liabilities have been restated by $4,042, $833 and $4,875 respectively. These changes have resulted in corresponding adjustments to the 2005 statement of cash flows.

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator
For the Years Ended December 31, 2006 and 2005 and the Cumulative Period from
           October 1, 2004 (Date of Inception) to December 31, 2006

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					March 30, 2007
  Michael Pacult					Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, Limited Liability Company