Form 10-Q
period 2007-03-31
TriView Global Fund, LLC
filed 2007-05-21
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [   ] No [X]

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) f the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [   ] No [   ]  Not applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2007 are attached hereto and made a part hereof.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The members are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units are sold. Of the $50,000,000 of Units registered, $0 have been sold, and once they have been sold and redeemed, they will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered membership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the Managing Member.

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

As of the end of the period covered by this report, the managing member carried out an evaluation, under the supervision and with the participation of the managing member's management, including its principal executive officer and principal financial officer, Mr. Michael Pacult, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the Managing Member reviews the profit and loss statements for the month and once approved each member is sent a statement to disclose total Fund performance and the amount in the member's capital account. Checks are paid for expenses only upon approval of invoices submitted to the Managing Member or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the member's account. The Managing Member balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the Managing Member's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of exchange Act Rules 13a-15 or 15d-15 in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its Managing Member, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against Man as described below.

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

On February 20, 2007, Man settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which Man was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at Man. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor.
Without admitting or denying the allegation, Man agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. Man also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the Managing Member

Date:  May 21, 2007

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities as of March 31, 2006
   and December 31, 2006					F-3

  Statements of Operations for the Three Months Ended March
   31, 2007 and 2006 and the Cumulative Period from  October 1,
   2004 (Date of Inception) to March 31, 2007			F-4

  Statements of Changes in Net Assets for the Three Months
   Ended March 31, 2007 and 2006 and the Cumulative Period
   from October 1, 2004 (Date of Inception) to March 31, 2007	F-5

  Statements of Cash Flows for the Three Months Ended March
   31, 2007 and 2006 and the Cumulative Period from October
   1, 2004 (Date of Inception) to March 31, 2007		F-6

  Notes to Financial Statements				     F-7 - F-10

  Affirmation of Commodity Pool Operator			F-11

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware




We have reviewed the accompanying statement of assets and liabilities of TriView Global Fund, Limited Liability Company, as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007. These financial statements are the responsibility of the Fund's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements of TriView Global Fund, Limited Liability Company for the Three Months Ended March 31, 2006 and the Cumulative Period from October 1, 2004 (Date of Inception) to March 31, 2006 were reviewed by other accountants whose report dated May 12, 2006 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

								March 31,	December 31,
								2007		2006
								(A Review)
Assets

  Cash								$265		$89
  Reimbursable syndication costs				85,499		79,818
  Prepaid operating costs and other				1,395		1,255

    Total assets						87,159		81,162

Liabilities

  Accrued expenses						-		103
  Advances due to related parties				85,159		79,059

    Total Liabilities						85,159		79,162

Net assets							$2,000		$2,000


Analysis of Net Assets

  Members							$1,000		$1,000
  Managing Members						1,000		1,000

    Net assets (equivalent to $1,000.00 and $1,000.00 per unit)	$2,000		$2,000


Membership units outstanding

  Members units outstanding					1.00		1.00
  Managing Members units outstanding				1.00		1.00

    Total Membership units outstanding				2.00		2.00



    The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations

For the Three Months Ended March 31, 2007 and 2006 and the Cumulative Period
        from October 1, 2004 (Date of Inception) to March 31, 2007
                                    (A Review)

											Period From
											October 1, 2004
											(Inception) to
							Three Months Ended March 31,	to March 31,
							2007		2006		2007

Investment income

  Total investment income				$-		$-		$-

Expenses

  Total expenses					-		-		-

  Net investment loss					-		-		-

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized and unrealized income from investments
   and foreign currency					-		-		-

  Net increase in net assets resulting from operations	$-		$-		$-






    The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

For the Three Months Ended March 31, 2007 and 2006 and the Cumulative Period
          from October 1, 2004 (Date of Inception) to March 31, 2007
                                  (A Review)

											Period From
											October 1, 2004
											(Inception) to
							Three Months Ended March 31,	to March 31,
							2007		2006		2007


Increase (decrease) in net assets from operations
  Net investment (loss)					$-		$-		$-
  Net realized gains from investments and foreign
   currency transactions				-		-		-
  Net increase in unrealized appreciation on
   investments and translation of assets and
   liabilities in foreign currencies			-		-		-

    Net increase in net assets resulting from
     operations						-		-		-

  Capital contributions from members			-		-		2,000
  Distributions to members				-		-		-

    Total increase in net assets			-		-		2,000

  Net assets at the beginning of the period		2,000		2,000		-

  Net assets at the end of the period			$2,000		$2,000		$2,000









    The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 and the Cumulative Period
          from October 1, 2004 (Date of Inception) to March 31, 2007
                                  (A Review)

											Period From
											October 1, 2004
											(Inception) to
							Three Months Ended March 31,	to March 31,
							2007		2006		2007

Cash Flows from Operating Activities

Net increase in net assets resulting from operations	$-		$-		$-

Adjustments to reconcile net income to net cash (used in) operating activities:

  Changes in operating assets and liabilities:

    (Increase) in reimbursable syndication costs	(5,681)		(143)		(37,514)
    (Increase) in prepaid operating costs		(140)		97		(562)
    Increase in accrued expenses			(103)		-		-

      Net cash (used in) operating activities		(5,924)		(46)		(38,076)


Cash Flows from Financing Activities

    Increase in advances from related parties		6,100		-		36,341
    Initial member contributions			-		-		2,000

      Net cash provided by financing activities		6,100		-		38,341

        Net increase (decrease) in cash and cash
         equivalents					176		(46)		265

        Cash at the beginning of the period		89		887		-


        Cash at the end of the period			$265		$841		$265


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and owed to
   related parties					$-		$4,500		$48,818



    The accompanying notes are an integral part of the financial statements

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

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

  The Fund is in the development stage and its efforts through March 31, 2007 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - TriView Capital has incurred $85,499 and $79,818 in offering costs through March 31, 2007 and December 31, 2006 respectively. The Fund has agreed to reimburse the Managing Member for all offering expenses incurred up to commencement of business after the twelfth month following the commencement of business. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. All costs after the commencement of business will be paid directly by the Fund. The organization costs for the Fund will be expensed as incurred by the managing member, TriView Capital, and are expected to be immaterial.

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2007 and 2006. There were no cash equivalents as of March 31, 2007 and December 31, 2006.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

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

  The responsibilities of the Managing Member, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a partnership, maintaining a current list of the names, addresses and numbers of units owned by each Member and taking such other actions as deemed necessary to manage the business of the Company.

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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

5.	Fees

  At December 31, 2006, the Fund prospectus stated that the Fund will be charged the following fees as of the commencement of trading.

  A monthly management fee of 2.0% (annual rate) will be paid to the two CTA's, NuWave and Spectrum, of the equity allocated to them to trade.

  The Fund will pay the Corporate Managing Member a monthly fixed brokerage commission of 6% (annual rate), from which the Corporate Managing Member will pay the round turn commissions to the introducing broker and the futures commission merchant for trades made on U.S. markets. The Fund will also pay actual charges for trades made on foreign exchanges or markets, if any.

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

  The Fund has received advances from four related parties: TriView Capital Management, Inc., general partner of the Fund, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, who is president of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The Fund has the following advances due to related parties at March 31, 2007 and December 31, 2006:

  					March 31,	December 31,
  					2007		2006

  Futures Investment Company		$18,633		$12,533
  Ashley Capital Management, Inc.	27,975		27,975
  TriView Capital Management, Inc.	3,320		3,320
  Michael Pacult			35,231		35,231

  Total advances due to related parties	$85,159		$79,059

  These advances are to help pay for various costs, including operating and start-up costs, and are recorded as due to related party. The balance will be paid back after the twelfth month following the commencement of business. These amounts bear no interest or due dates and are unsecured.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

7.  Membership Unit Transactions

  As of March 31, 2007 and 2006 membership units were valued at $1,000.00 and $1,000.00, respectively.

  Transactions in membership units were as follows:

  					Units			Amount
 				 2007		2006	2007		2006

  Members Units
    Subscriptions		-		-	$-		$-
    Redemptions			-		-	-		-
      Total			-		-	-		-

  Managing Members Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
      Total			-		-	-		-

  Total Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
      Total			-		-	$-		$-


8.	Concentrations

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator
For the Three Months Ended March 31, 2007 and 2006 and the Cumulative Period
          from October 1, 2004 (Date of Inception) to March 31, 2007
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					5-21-07
  Michael Pacult					Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, Limited Liability Company