Form 10-K/A
period 2006-12-31
TriView Global Fund, LLC
filed 2007-07-03
CIK 1305631

Amendment No. 1 to FORM 10-K
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

                               EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its annual report on Form 10-K for the fiscal year ended December 31, 2006, originally filed April 3, 2007 (the "Annual Report"), for the purpose of making the following changes: (1) revision of financials included herein beginning on page F-1 pursuant to Item 8 herein to (a) provide three years of financial information and inception to date for the statements of operations, changes in net assets, and cash flows, and (b) provide opinions by independent accountants for all periods covered by the financial statements; and, (2) revise Item 9A to identify the changes in controls and procedures that the Managing Member has made. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not modify or update the Fund's previously reported financial statements and other disclosures in, or exhibits to, the original filing.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements meeting the requirements of Regulation S-X are provided in this Amendment beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K was included in Item 6. Selected Financial Data of the registrant's Annual Report.

Item 9A.  Controls and Procedures.

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the Managing Member of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information and inception to date for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remediate the situation, Mr. Pacult has severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report. Mr. Pacult accepts total responsibility for the financial statements of the Fund and filings made with the SEC, including the Annual Report and this Amendment.

There have been no changes in the Managing Member's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 and through the date of this Amendment that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Item 15.  Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Amendment:

1. All Financial Statements

The Financial Statements begin on page F-1 of this Amendment.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (sec. 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-119655 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302
32.2 Certification of CEO and CFO pursuant to Section 906

(b)	Exhibits required by Item 601 of Regulation S-K (sec. 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

 					Registrant:	TriView Global Fund, LLC
 					By TriView Capital Management, Inc.
 					Its Managing Member


Date: July 3, 2007	 		By: /s/ Michael Pacult
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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware




We have audited the accompanying statements of assets and liabilities, of TriView Global Fund, Limited Liability Company (a development stage enterprise) as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2006 and 2005, the period from October 1, 2004 (date of inception) through December 31, 2004, and the cumulative period from October 1, 2004 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, Limited Liability Company as of December 31, 2006 and 2005, and the results of its operations, its changes in net assets and its cash flows for the years ended December 31, 2006 and 2005, the period from October 1, 2004 through December 31, 2004, and the cumulative period from October 1, 2004 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
July 2, 2007







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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations

       For the Years Ended December 31, 2006 and 2005, the Period from
           October 1, 2004 (Date of Inception) to December 31, 2004 and the Cumulative Period from October 1, 2004 (Date of Inception) to
                               December 31, 2006



												Period From
												October 1, 2004
										October 1, 2004	(Inception) to
						Year ended December 31,		to December 31,	to December 31,
						2006		2005		2004		2006

Investment income

	Total investment income			$-		$-		$-		$-

Expenses

	Total expenses				-		-		-		-

	  Net investment loss			-		-		-		-

Realized and unrealized gain (loss) from investments and foreign currency

	Net realized and unrealized income from
	 investments and foreign currency	-		-		-		-

	  Net increase in net assets resulting
	   from operations			$-		$-		$-		$-


Net income per unit
  Member unit					$-		$-		$-		$-
  Managing member unit				$-		$-		$-		$-

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

       For the Years Ended December 31, 2006 and 2005, the Period from
           October 1, 2004 (Date of Inception) to December 31, 2004 and the Cumulative Period from October 1, 2004 (Date of Inception) to
                               December 31, 2006


													Period From
													October 1, 2004
											October 1, 2004	(Inception) to
							Year ended December 31,		to December 31,	to December 31,
							2006		2005		2004		2006


Increase (decrease) in net assets from operations
  Net investment (loss)					$-		$-		$-		$-
  Net realized gains from investments and foreign
   currency transactions				-		-		-		-
  Net increase in unrealized appreciation on
   investments and translation of assets and
   liabilities in foreign currencies			-		-		-		-

	Net increase in net assets resulting
	 from operations				-		-		-		-

  Capital contributions from members			-		-		2,000		2,000
  Distributions to members				-		-		-		-

		Total increase in net assets		-		-		2,000		2,000

  Net assets at the beginning of the year		2,000		2,000		-		-

  Net assets at the end of the year			$2,000		$2,000		$2,000		$2,000

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

        For the Years Ended December 31, 2006 and 2005, the Period from
           October 1, 2004 (Date of Inception) to December 31, 2004 and the Cumulative Period from October 1, 2004 (Date of Inception) to
                               December 31, 2006



													Period From
													October 1, 2004
											October 1, 2004	(Inception) to
							Year ended December 31,		to December 31,	to December 31,
							2006		2005		2004		2006

Cash Flows from Operating Activities

Net increase in net assets resulting from operations	$-		$-		$-		$-

Adjustments to reconcile net income to net cash
 (used in) operating activities:

  Changes in operating assets and liabilities:

    (Increase) in reimbursable syndication costs	(26,839)	(4,994)		-		(31,833)
    (Increase) in prepaid operating costs		(261)		(155)		(6)		(422)
    Increase in accrued expenses			103		-		-		103

	Net cash (used in) operating activities		(26,997)	(5,149)		(6)		(32,152)


Cash Flows from Financing Activities

  Increase in advances from related parties		26,199		4,042		-		30,241
  Initial member contributions				-		-		2,000		2,000

    Net cash provided by financing activities		26,199		4,042		2,000		32,241

      Net increase (decrease) in cash and cash
       equivalents					(798)		(1,107)		1,994		89

      Cash at the beginning of the period		887		1,994		-		-


      Cash at the end of the period			$89		$887		$1,994		$89


Non-Cash Financing Activities

  Reimbursable syndication costs paid by and owed to
   related parties					$-		$22,099		$26,719		$48,818

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2006, 2005 and 2004


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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through December 31, 2006. There were no cash equivalents as of December 31, 2006, 2005 and 2004.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2006, 2005 and 2004


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

             For the Years Ended December 31, 2006, 2005 and 2004



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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2006, 2005 and 2004



7.  Membership Unit Transactions

As of December 31, 2006, 2005 and 2004 membership units were valued at $1,000.

Transactions in membership units were as follows:

				Units			Amount
			2006	2005	2004	2006	2005	2004

Members Units
  Subscriptions		-	-	1.00	$-	$-	$1,000
  Redemptions		-	-	-	-	-	-
	Total		-	-	1.00	-	-	1,000

Managing Members Units
  Subscriptions		-	-	1.00	-	-	1,000
  Redemptions		-	-	-	-	-	-
	Total		-	-	1.00	-	-	1,000

Total Units
  Subscriptions		-	-	2.00	-	-	2,000
  Redemptions		-	-	-	-	-	-
	Total		-	-	2.00	$-	$-	$2,000


7.	Concentrations

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

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator

        For the Years Ended December 31, 2006 and 2005, the Period from
           October 1, 2004 (Date of Inception) to December 31, 2004 and the Cumulative Period from October 1, 2004 (Date of Inception) to
                               December 31, 2006

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					July 3, 2007
Michael Pacult						Date
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, Limited Liability Company