Form 10-Q
period 2007-06-30
TriView Global Fund, LLC
filed 2007-08-31
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2007 are attached hereto and made a part hereof.

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

Results of Operations

The Fund's results after payment and accrual of expenses for the first six months of 2007, for financial reporting purposes was a loss of $16,186 ($8,093 per Unit), and for all other purposes, including subscriptions and redemptions, was a profit of $0 ($0 per Unit). The Fund's restated results after payment and accrual of expenses for the first six months of 2006, for financial reporting purposes, was a loss of $11,164 ($5,582 per Unit), and for all other purposes, including subscriptions and redemptions, was a loss of $0 ($0 per Unit). The Fund is subject to ongoing offering expenses; however, profits or losses will primarily be generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the Managing Member of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remedy the situation, prior to the end of the period of this report on Form 10-Q, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

Internal Control over Financial Reporting

Each month, the Managing Member reviews the profit and loss statements for the month and once approved each member is sent a statement to disclose total Fund performance and the amount in the member's capital account. Checks are paid for expenses only upon approval of invoices submitted to the Managing Member or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the member's account. The Managing Member balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the Managing Member's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph
(d) of exchange Act Rules 13a-15 or 15d-15 in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Registrant, its Managing Member, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

At any given time, MF Global Inc. ("MFG") , formerly known as Man Financial, Inc. ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this report that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the Managing Member that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. Further, the outcome of the Litigation should not materially affect MFI or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFI's relationship to PAAF. To date, the CFTC has not brought any action against the MFI.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former Associated Person misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

As mentioned above, the FCM has assured the Fund that neither of the above events will interfere with the ability of the FCM to perform its duties on behalf of the Fund.

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

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
 					TriView Global Fund, LLC
					By TriView Capital Management, Inc.
					Its Managing Member


					By: /s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
 					President, and Treasurer of the
 					Managing Member
Date:  August 31, 2007

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities as of June 30, 2007
 and December 31, 2006						F-3

Statements of Operations for the Six Months Ended
 June 30, 2007 and 2006						F-4

Statements of Changes in Net Assets for the Six Months
 Ended June 30, 2007 and 2006					F-5

Statements of Cash Flows for the Six Months Ended
 June 30, 2007 and 2006						F-6

Notes to Financial Statements				  F-7 - F-12

Affirmation of Commodity Pool Operator				F-13

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage
enterprise),   as of June 30, 2007, and the related statements of operations for the three months and six months ended June 30, 2007 and 2006 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2007, changes in net assets and cash flows for the six months ended June 30, 2007 and 2006 and for the cumulative period from October 1, 2004 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Fund's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TRIVIEW GLOBAL FUND, LIMITED LIABILITY COMPANY as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated August 31, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

As discussed in Note 9 to the financial statements, the three months and six months ended June 30, 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 31, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

							June 30,	December 31,
							2007		2006
							(A Review)
Assets

  Cash							$45		$89

    Total assets					45		89

Liabilities

  Accrued expenses					6,445		103
  Advances due to related parties			88,860		79,060

    Total Liabilities					95,305		79,163

Net assets						$(95,260)	$(79,074)


Analysis of Net Assets

  Members						$(47,630)	$(39,537)
  Managing Members					(47,630)	(39,537)

    Net assets (equivalent to $(47,630.00) and
     $(39,537.00) per unit)				$(95,260)	$(79,074)


Membership units outstanding

  Members units outstanding				1.00		1.00
  Managing Members units outstanding			1.00		1.00

    Total Membership units outstanding			2.00		2.00

                                      F-3
The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations
                                  (A Review)

								Restated			Restated	Restated
								----------------		--------------- -------------------
														Cumulative
														Period From
														October 1, 2004
														(Date of Inception)
						Three Months Ended June 30,	Six Months Ended June 30,	to June 30,
						2007		2006		2007		2006		2007

Investment income

  Total investment income			$-		$-		$-		$-		$-

Expenses

  Professional accounting and legal fees	6,760		6,618		12,440		10,593
	48,792
  Other operating and administrative expenses	3,606		-		3,746		571		5,000

    Total expenses				10,366		6,618		16,186		11,164		53,792

      Net investment loss			(10,366)	(6,618)		(16,186)	(11,164)	(53,792)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized and unrealized income from
   investmentsand foreign currency		-		-		-		-		-

    Net decrease in net assets resulting
     from operations				$(10,366)	$(6,618)	$(16,186)	$(11,164)	$(53,792)


Net income per unit
  Member unit					(5,183.00)	(3,309.00)	(8,093.00)	(5,582.00)	(26,896.00)
  Managing member unit				(5,183.00)	(3,309.00)	(8,093.00)	(5,582.00)	(26,896.00)

                                      F-4
The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                   (A Review)

								Restated	Restated
								---------------	-------------------
										Cumulative
										Period From
										October 1, 2004
										(Date of Inception)
						Six Months Ended June 30,	to June 30,
						2007		2006		2007


Increase (decrease) in net assets from
 operations
  Net investment (loss)				$(16,186)	$(11,164)	$(53,792)
  Net realized gains from investments and
   foreign currency transactions		-		-		-
  Net increase in unrealized appreciation on
   investments and translation of assets and
   liabilities in foreign currencies		-		-		-

    Net decrease in net assets resulting from
     operations					(16,186)	(11,164)	(53,792)

  Capital contributions from members		-		-		2,000
  Distributions to members			-		-		-
  Offering costs				-		-		(43,468)

    Total decrease in net assets		(16,186)	(11,164)	(95,260)

  Net assets at the beginning of the year	(79,074)	(51,974)	-

  Net assets at the end of the year		$(95,260)	$(63,138)	$(95,260)

                                      F-5
The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

								Restated	Restated
								---------------	-------------------
										Cumulative
										Period From
										October 1, 2004
										(Date of Inception)
						Six Months Ended June 30,	to June 30,
						2007		2006		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from
 operations					$(16,186)	$(11,164)	$(53,792)

Adjustments to reconcile net increase
 (decrease) in net assets from operations to net cash (used in) operating activities:


    Expenses financed by related parties	-		11,001		5,351
    Increase in accrued expenses		6,342		-		6,445

      Net cash (used in) operating activities	(9,844)		(163)		(41,996)


Cash Flows from Financing Activities

  Increase in cash advances from related
   parties					9,800		-		40,041
  Initial member capital contributions		-		-		2,000

    Net cash provided by financing activities	9,800		-		42,041

      Net increase (decrease) in cash and cash
       equivalents				(44)		(163)		45

      Cash at the beginning of the period	89		887		-


      Cash at the end of the period		$45		$724		$45


Non-Cash Financing Activities

  Costs paid by and owed to related parties	$-		$11,001		$48,818

                                      F-6
The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  The Six Months Ended June 30, 2007 and 2006
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

The Fund is in the development stage and its efforts through June 30, 2007 have been principally devoted to organizational activities.

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

Offering Expenses and Organizational Costs - TriView Capital has incurred $66,469 and $61,461 in offering costs through June 30, 2007 and December 31, 2006 respectively. The Fund has agreed to reimburse the Managing Member for all offering expenses incurred up to commencement of business after the twelfth month following the commencement of business. These reimbursement amounts are $88,860 and $79,060 as of June 30, 2007 and December 31, 2006, respectively. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. Organizational costs are expensed as incurred and are reimbursed. For financial reporting purposes in conformity with U.S. GAAP, on the Fund's initial effective date, November 3, 2005, the Fund deducted the total initial offering costs as of that date from Members' capital and began expensing all offering costs. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business.


Consequently, as of June 30, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

				June 30,	December 31,
				2007		2006
Net Asset Value
  Financial Reporting		$(95,260)	$(79,074)
  All Other Purposes		2,000		2,000

Number of Units			2.00		2.00

Net Asset Value per Unit
  Financial Reporting		$(47,630.00)	$(39,537.00)
  All Other Purposes		$1,000.00	$1,000.00

Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)


2.	Significant Accounting Policies, Con't.

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended June 30, 2007 and 2006. There were no cash equivalents as of June 30, 2007 and December 31, 2006.

Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized gain or loss from investments.

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

The Corporate Managing Member has contributed $1,000 in cash for deposit to the capital of the Fund for a Managing Member interest in the Company.

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

Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the managing member no less than ten business days prior to a month end. Redemptions are generally paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the managing member may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee after the twelfth month.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  The Six Months Ended June 30, 2007 and 2006
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

The Fund has received advances from four related parties: TriView Capital Management, Inc., corporate managing member of the Fund, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, who is president of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The Fund has the following advances due to related parties at June 30, 2007 and December 31, 2006:

					June 30,	December 31,
					2007		2006

Futures Investment Company		$22,333		$12,533
Ashley Capital Management, Inc.		27,975		27,975
TriView Capital Management, Inc.	3,320		3,320
Michael Pacult				35,232		35,232

Total advances due to related parties	$88,860		$79,060

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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)






7.	Membership Unit Transactions

As of June 30, 2007 and 2006 membership units were valued at $(47,630) and $(31,569), respectively.

Transactions in membership units were as follows:

											(Restated)
											-----------
						Units				Amount
					2007		2006		2007		2006

Members Units
  Subscriptions  			-		-		$-		$-
  Redemptions				-		-		-		-
    Net decrease in net assets
     resulting from operations
     for the period ended 06/30		-		-		(8,093)		(5,582)
  Offering costs			-		-		-		-
    Total				-		-		(8,093)		(5,582)

Managing Members Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
    Net decrease in net assets
     resulting from operations
     for the period ended 06/30		-		-		(8,093)		(5,582)
  Offering costs			-		-		-		-
    Total				-		-		(8,093)		(5,582)

Total Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
    Net decrease in net assets
     resulting from operations
     for the period ended 06/30		-		-		(16,186)	(11,164)
  Offering costs			-		-		-		-
    Total				-		-		$(16,186)	$(11,164)

8.	Concentrations

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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  The Six Months Ended June 30, 2007 and 2006
                                  (A Review)



9.	Restatement and Correction of an Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10Q, as amended, for the three and six month periods ended June 30, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

The SEC has requested revision of the Registrant's financial statements to expense reimbursable organizational costs in accordance with SOP 98-5 and reflect reimbursable offering costs as a reduction to Fund capital as of the initial effective date of the offering, September 12, 2005, and expense them thereafter. Upon completion of our investigation and analysis of this request, on August 2, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to comply with the request of the SEC. The Audit Committee of our Board of Directors, composed of the sole director, owner and principal of the corporate managing member, Mr. Michael Pacult, who is also the individual managing member, ratified the decision to amend our previously filed reports on August 2, 2007. These changes are for financial reporting purposes only. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business.
Accordingly, we do not believe the change is material to the members of the Fund.

We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

						Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
						As previously					As previously
						reported	Adjustments	Restated	reported	Adjustments	Restated

Statement of Operations
  Professional accounting and legal fees	$-		$6,618		$6,618		$-		$10,593		$10,593
  Other operating and administrative
   expenses					-		-		-		-		571		571
    Total Expenses				-		6,618		6,618		-		11,164		11,164
  Net decrease in net assets resulting
   from operations				-		(6,618)		(6,618)		-		(11,164)	(11,164)
NAV income per unit
  Member unit					-		(3,309.00)	(3,309.00)	-		(5,582.00)	(5,582.00)
  Managing member unit				-		(3,309.00)	(3,309.00)	-		(5,582.00)	(5,582.00)

Statement of Changes in Net Assets
  Net investment (loss)										-		(11,164)	(11,164)
    Increases (decreases) in net assets from
     operations											-		(11,164)	(11,164)
  Offering costs										-		-	-
    Total increase in net assets								-		(11,164)	(11,164)
  Net assets at the beginning of the year							2,000		(53,974)	(51,974)
  Net assets at the end of the year								2,000		(65,138)	(63,138)

Statement of Cash Flows
  Net decrease in net assets resulting from
   operations											-		(11,164)	(11,164)
  Less:  expenses financed by related parties							-		11,001		11,001
    Cash impact of operations									-		(163)		(163)

  (Increase) decrease in reimbursable
   syndication costs										35		(35)		-
  (Increase) in prepaid operating expenses							(198)		198		-
    Net cash (used in) operating activities							(163)		-		(163)
  Increase in cash advances from related
   parties											-		-		-
    Net increase in cash from financing
     activities											$-		$-		$-

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                   The Six Months Ended June, 2007 and 2006
                                  (A Review)




10.	Financial Highlights

								(Restated)			(Restated)
								--------------- 		---------------
						Three Months Ended		Six Months Ended
							June 30,			June 30,

						2007		2006		2007		2006
Performance per Unit (3)

Net unit value, beginning of period		$(42,447.00)	$(28,260.00)	$(39,537.00)	$(25,987.00)

Net realized and unrealized gains/
 losses on commodity transactions		-		-		-		-

Investment and other income			-		-		-		-

Expenses					(5,183.00)	(3,309.00)	(8,093.00)	(5,582.00)

Net increase (decrease) for the period		(5,183.00)	(3,309.00)	(8,093.00)	(5,582.00)

Net unit value, end of period			$(47,630.00)	$(31,569.00)	$(47,630.00)	$(31,569.00)

Net assets, end of period (000)			(85)		(63)		(95)		(63)

Total return (1)				19.94%		8.37%		31.14%		14.12%

Ratio to average net assets (2)
  Investment and other income			0.00%		0.00%		0.00%		0.00%
  Expenses					19.94%		8.37%		-31.14%		-14.12%


(1)	Not annualized
(2)	Annualized for all periods
(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Reallocation of initial offering costs is a balancing amount necessary to reconcile the change in net unit value.

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator
                   The Six Months Ended June, 2007 and 2006
                                  (A Review)


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					August 31, 2007
Michael Pacult						Date
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, Limited Liability Company