Form 10-Q/A
period 2007-03-31
TriView Global Fund, LLC
filed 2007-11-21
CIK 1305631

AMENDMENT No. 1 to FORM 10-Q

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one):   Large accelerated filer [   ]     Accelerated filer [   ]     Non-
accelerated filer [X]

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

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-Q (the "Amendment") to its quarterly report on Form 10-Q for the quarter ended March 31, 2007, originally filed May 21, 2007 (the "Quarterly Report"), to restate the Quarterly Report in its entirety. On August 2, 2007, Michael Pacult, as sole officer and director of the corporate general partner and as the sole individual general partner of the Registrant, concluded that the quarterly financial statements of the Registrant issued as of March 31, 2007 and prior to that date and all annual financial statements issued prior to that date should no longer be relied upon because of a change in the date expenses are charged, which has resulted in substantial changes to the net loss reported for prior reporting periods. Accordingly, the quarterly financial statements as of March 31, 2007 are being restated in this Amendment, and the 2006 and prior years financial statements are being restated in an amendment to the Form 10-K, to be filed separately from this Amendment.

These restatements reflect (1) the American Institute of Certified Public Accountants' Statement of Position number 98-5 ("SOP 98-5") that prefers for issuers, such as the Registrant, to expense reimbursable organizational costs as incurred and (2) the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") Topics 5A and 5D that reflect the SEC's interpretation of the Federal securities laws for public issuers, such as the Registrant, that offering costs be expensed as a reduction to partnership capital as of the initial effective date of the offering and, thereafter, to expense offering costs as incurred. As a result, for financial reporting purposes in conformity with General Accepted Accounting Principles, all organizational costs are expensed as incurred and, on the Fund's initial effective date, September 12, 2005, the Fund deducted the total initial offering costs as of that date from Partners' capital and began expensing all offering costs as of that date. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering and organizational costs until after the twelfth month following the commencement of business as provided in its Prospectus. Accordingly, the amount of cash available for the commodity trading advisor to trade during the first twelve months of operation of the Fund remains the same as before this accounting adjustment was made.

This Amendment replaces the Quarterly Report in its entirety, including exhibits; however, it does not update the disclosures as of a date later than the report period, unless otherwise noted.

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's restated results after payment and accrual of expenses for the three months ended March 31, 2007, for financial reporting purposes, was a profit (loss) of $(5,820) [$(2,910.00) per Unit), and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. The Fund's restated results after payment and accrual of expenses for the three months ended March 31, 2006, for financial reporting purposes, was a profit (loss) of $(4,546) [$(2,273.00) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. In its Quarterly Report, the Fund had deferred its offering and organizational costs and reported that it had no results (i.e., no profit or loss) for the three months ended March 31, 2007 and 2006. Losses are now reported for these periods because offering and organizational costs have been expensed. Subsequent to the commencement of business, the Fund is subject to ongoing offering and operating expenses; however, profits or losses will be primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the Managing Member of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information and inception to date for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. Mr. Pacult become aware of the problem after the period covered by the Quarterly Report, but prior to the filing of the Quarterly Report. Accordingly, while the disclosure controls and procedures were not effective as of the period covered by the Quarterly Report, Mr. Pacult caused sufficient additional review of the Quarterly Report prior to filing to be reasonably certain that it did not contain similar errors or issues as appeared in the Annual Report. To remedy the situation, prior to the filing of this Amendment, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The following disclosures have been updated to be current as of the date of this Amendment:

There have been no legal proceedings against the Fund, its Managing Member, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

At any given time, MF Global Inc. ("MFG"), formerly known as Man Financial Inc ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this Report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Report that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. The Receiver and MFG are in active settlement discussions in an attempt to resolve the matter before trial. Further, the outcome of the Litigation should not materially affect MFG or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFG's relationship to PAAF. To date, the CFTC has not brought any action against the MFG.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  November 20, 2007

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities as of March 31, 2007
and December 31, 2006						F-3

Statements of Operations for the Three Months Ended
March 31, 2007 and 2006						F-4

Statements of Changes in Net Assets for the Three Months
Ended March 31, 2007 and 2006					F-5

Statements of Cash Flows for the Three Months Ended
March 31, 2007 and 2006						F-6

Notes to Financial Statements				  F-7 - F- 12

Affirmation of Commodity Pool Operator				F-13

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware



We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007 and 2006 and for the cumulative period from October 1, 2004 (date of inception) to March 31, 2007. These financial statements are the responsibility of the Fund's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise) as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated October 25, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

As discussed in Note 9 to the financial statements, the three months ended March 31, 2007 and 2006 and the cumulative period from October 1, 2004 (date of inception) to March 31, 2007 financial statements have been restated to correct a misstatement.


Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
October 25, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

						Restated
						March 31,	December 31,
						2007		2006
						(A Review)

Assets

  Cash						$265		$89

    Total assets				265		89

Liabilities

  Accrued expenses				-		103
  Due to related parties			85,159		79,060

    Total Liabilities				85,159		79,163

Net assets					$(84,894)	$(79,074)


Analysis of Net Assets

  Members					$(42,447)	$(39,537)
  Managing Members				(42,447)	(39,537)

    Net assets (equivalent to $(42,447.00)
     and $(39,537.00) per unit)			$(84,894)	$(79,074)


Membership units outstanding

  Members units outstanding			1.00		1.00
  Managing Members units outstanding		1.00		1.00

    Total Membership units outstanding		2.00		2.00


   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

									Restated
							---------------------------------------------------
											Cumulative
											Period From
											October 1, 2004
											(Date of Inception)
							Three Months Ended March 31,	to March 31,
							2007		2006		2007

Investment income

  Total investment income				$-		$-		$-

Expenses

  Professional accounting and legal fees		5,680		3,975		42,032
  Other operating and administrative expenses		140		571		1,394

    Total expenses					5,820		4,546		43,426

      Net investment (loss)				(5,820)		(4,546)		(43,426)

        Net (decrease) in net assets resulting
         from operations				$(5,820)	$(4,546)	$(43,426)

Net income per unit
  Member unit						(2,910.00)	(2,273.00)	(21,713.00)
  Managing member unit					(2,910.00)	(2,273.00)	(21,713.00)

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

									Restated
							---------------------------------------------------
											Cumulative
											Period From
											October 1, 2004
											(Date of Inception)
							Three Months Ended March 31,	to March 31,
							2007		2006		2007


(Decrease) in net assets from operations
  Net investment (loss)					$(5,820)	$(4,546)	$(43,426)

    Net (decrease) in net assets resulting from
     operations						(5,820)		(4,546)		(43,426)

  Capital contributions from members			-		-		2,000
  Initial offering costs				-		-		(43,468)

      Total (decrease) in net assets			(5,820)		(4,546)		(84,894)

  Net assets at the beginning of the year		(79,074)	(51,974)	-

  Net assets at the end of the year			$(84,894)	$(56,520)	$(84,894)

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)

									Restated
							---------------------------------------------------
											Cumulative
											Period From
											October 1, 2004
											(Date of Inception)
							Three Months Ended March 31,	to March 31,
							2007		2006		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$(5,820)	$(4,546)	$(43,426)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:


  (Decrease) in accrued expenses			(103)		-		-

    Net cash (used in) operating activities		(5,923)		(4,546)		(43,426)


Cash Flows from Investing Activities

  (Increase) in initial offering costs			-		-		(43,468)

    Net cash (used in) investing activities		-		-		(43,468)

Cash Flows from Financing Activities

  Increase in due to related parties			6,099		4,500		85,159
  Initial member capital contributions			-		-		2,000

    Net cash provided by financing activities		6,099		4,500		87,159

      Net increase (decrease) in cash and cash
       equivalents					176		(46)		265

      Cash at the beginning of the period		89		887		-

      Cash at the end of the period			$265		$841		$265


Non-Cash Activities

  Initial offering costs charged to net assets		$-		$-		$43,468

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

Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468 as of that date and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $85,159 and $79,060 as of March 31, 2007 and December 31, 2006, respectively.

Consequently, as of March 31, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							March 31,	December 31,	March 31,	December 31,
							2007		2006		2007		2006

Net Asset Value for financial reporting purposes	$(84,894)	$(79,074)	$(42,447)	$(39,537)

Adjustment for initial offering costs			43,468		43,468		21,734		21,734
Adjustment for other offering, organizational and
 operating expenses					43,426		37,606		21,713		18,803

Net Asset Value for all other purposes			$2,000		$2,000		$1,000		$1,000

Number of Units										2.00		2.00

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

Due to related parties at March 31, 2007 and December 31, 2006 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, L.L.C., Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2007 and December 31, 2006:

					March 31,	December 31,
					2007		2006

Futures Investment Company		$18,633		$12,533
Ashley Capital Management, Inc.		27,975		27,976
TriView Capital Management, Inc.	3,320		3,320
Michael Pacult				35,231		35,231

  Total due to related parties		$85,159		$79,060


7.  Membership Unit Transactions

As of March 31, 2007 and 2006 membership units were valued at $(42,447.00) and $(28,260.00), respectively.

Transactions in membership units were as follows:


									(Restated)
								----------------------------
					Units				Amount
				2007		2006		2007		2006

Members Units
  Subscriptions			-		-		$-		$-
  Redemptions			-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the period ended 03/31	-		-		(2,910)		(2,273)
  Offering costs		-		-		-		-
    Total			-		-		-		-

Managing Members Units
  Subscriptions			-		-		-		-
  Redemptions			-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the period ended 03/31	-		-		(2,910)		(2,273)
  Offering costs		-		-		-		-
    Total			-		-		-		-

Total Units
  Subscriptions			-		-		-		-
  Redemptions			-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the period ended 03/31	-		-		(5,820)		(4,546)
  Offering costs		-		-		-		-
    Total			-		-		$(5,820)	$(4,546)

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

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2007 and March 31, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

The SEC has requested revision of the Registrant's financial statements to expense reimbursable organizational costs in accordance with SOP 98-5 and reflect reimbursable offering costs as a reduction to Fund capital as of the initial effective date of the offering, November 3, 2005. Upon completion of our investigation and analysis of this request, on August 2, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to comply with the request of the SEC. The Audit Committee of our Board of Directors, composed of the sole director, owner and principal of the corporate managing member, Mr. Michael Pacult, who is also the individual managing member, ratified the decision to amend our previously filed reports on August 2, 2007. These changes are for financial reporting purposes only. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business. Accordingly, we do not believe the change is material to the members of the Fund.


We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

																			Cumulative Period From October 1, 2004
							Three Months Ended March 31, 2006		Three Months Ended March 31, 2006		Inception to March 31, 2007
							As previously					As previously 					As previously
							reported	Adjustments	Restated	reported	Adjustments	Restated	reported	Adjustments	Restated


Statement of Assets and Liabilities
  Cash							$265		$-		$265
  Reimbursable syndication costs			85,499		(85,499)	-
  Prepaid operating costs and other			1,395		(1,395)		-
    Total assets					87,159		(86,894)	265
  Members						1,000		(43,447)	(42,447)
  Managing members					1,000		(43,447)	(42,447)
    Total Net Assets					2,000		(86,894)	(84,894)
  NAV Per Unit						1,000.00	(43,447.00)	(42,447.00)

Statement of Operations
  Professional accounting and legal fees		-		5,680		5,680		$-		$3,975 		$3,975		$-		$42,032		$42,032
  Other operating and administrative expenses		-		140		140		-		571		571		-		1,394		1,394
    Total Expenses					-		5,820		5,820		-		4,546		4,546		-		43,426		43,426
NAV income per unit
  Member unit						-		(2,910.00)	(2,910.00)	-		(2,273.00)	(2,273.00)	-		(21,713.00)	(21,713.00)
  Managing member unit					-		(2,910.00)	(2,910.00)	-		(2,273.00)	(2,273.00)	-		(21,713.00)	(21,713.00)

Statement of Changes in Net Assets
  Net investment (loss)					-		(5,820)		(5,820)		-		(4,546)		(4,546)		-		(43,426)	(43,426)
    (Decreases) in net assets from operations		-		(5,820)		(5,820)		-		(4,546)		(4,546)		-		(43,426)	(43,426)
  Capital contributions					-		-		-		-		-		-		2,000		-		2,000
  Initial offering costs				-		-		-		-		-		-		-		(43,468)	(43,468)
    Total increase (decrease) in net assets		-		(5,820)		(5,820)		-		(4,546)		(4,546)		2,000		(86,894)	(84,894)
  Net assets at the beginning of the year		2,000		(81,074)	(79,074)	2,000		(53,974)	(51,974)	-		-		-
  Net assets at the end of the year			2,000		(86,894)	(84,894)	2,000		(58,520)	(56,520)	2,000		(86,894)	(84,894)

Statement of Cash Flows
  Net (decrease) in net assets resulting from
   operations						-		(5,820)		(5,820)		-		(4,546)		(4,546)		-		(43,426)	(43,426)

    (Increase) in reimbursable syndication costs	(5,681)		5,681		-		(143)		143		-		(37,514)	37,514		-
    (Increase) decrease in prepaid operating expenses	(140)		140		-		97		(97)		-		(562)		562		-
    (Decrease) in accrued expenses			(103)		-		(103)		-		-		-		-		-		-
      Net cash (used in) operating activities		(5,924)		1		(5,923)		(46)		(4,500)		(4,546)		(38,076)	(5,350)		(43,426)
    (Increase) in initial offering costs		-		-		-		-		-		-		-		(43,468)	(43,468)
      Net cash (used in) investing activities		-		-		-		-		-		-		-		(43,468)	(43,468)
  Increase in due to related parties			6,100		(1)		6,099		-		4,500		4,500		36,341		48,818		85,159
  Initial partner contributions				-		-		-		-		-		-		2,000		-		2,000

  Net increase in cash from financing activities	6,100		(1)		6,099		-		4,500		4,500		38,341		48,818		87,159
    Net increase (decrease) in cash and cash
     equivalents					176		-		176		(46)		-		(46)		265		-		265
  Cash at the beginning of the period			89		-		89		887		-		887		-		-		-
  Cash at the end of the period				265		-		265		841		-		841		265		-		265
  Initial offering costs charged to net assets		$-		$-		$-		$-		$-		$-		$-		$43,468		$43,468

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)


10.	Financial Highlights
							(Restated)
						-----------------------------
							Three Months Ended
							March 31,
						2007		2006
Performance per Unit (3)

Net unit value, beginning of period		$(39,537.00)	$(25,987.00)

Reallocation of initial offering costs		-		-

Net realized and unrealized gains/
 losses on commodity transactions		-		-

Investment and other income			-		-

Expenses					(2,910.00)	(2,273.00)

Net increase (decrease) for the period		(2,910.00)	(2,273.00)

Net unit value, end of period			$(42,447.00)	$(28,260.00)

Net assets, end of period ($000)		(85)		(79)

Total return (1)				7.10%		8.38%

Ratio to average net assets (2)
  Investment and other income			0.00%		0.00%
  Expenses					28.40%		-33.52%

(1)	Not annualized
(2)	Annualized for all periods
(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Reallocation of initial offering costsis a balancing amount necessary to reconcile the change in net unit value.

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator

                The Three Months Ended March 31, 2007 and 2006
                                  (A Review)

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					November 20, 2007
Michael Pacult						Date
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, Limited Liability Company