Form 10-Q
period 2007-09-30
TriView Global Fund, LLC
filed 2007-11-21
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2007 are attached hereto and made a part hereof.

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

Results of Operations

The Fund's results after payment and accrual of expenses for the first nine months of 2007, for financial reporting purposes was a profit (loss) of $(25,538) [$(12,769.00) per Unit], and for all other purposes, including subscriptions and redemptions, was a loss of $0 [$0 per Unit]. The Fund's restated results after payment and accrual of expenses for the first nine months of 2006, for financial reporting purposes, was a loss of $(20,568) [$(10,284.00) per Unit], and for all other purposes, including subscriptions and redemptions, was a loss of $0[$0 per Unit].The Fund is subject to ongoing offering expenses; however, profits or losses will primarily be generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

As of the end of the period covered by this report, the General Partner of the Fund, under the actions of its sole principal, Mr. Michael Pacult, carried out an evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  November 20, 2007

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



								Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Statements of Assets and Liabilities as of September 30, 2007
and December 31, 2006						F-3

Statements of Operations for the Three and Nine Months
Ended September 30, 2007 and 2006				F-4

Statements of Changes in Net Assets for the Nine Months
Ended September 30, 2007 and 2006				F-5

Statements of Cash Flows for the Nine Months Ended
September 30, 2007 and 2006					F-6

Notes to Financial Statements				  F-7 - F-12

Affirmation of Commodity Pool Operator				F-13

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of September 30, 2007, and the related statements of operations for the three months and nine months ended September 30, 2007 and 2006 and the cumulative period from October 1, 2004 (date of inception) to September 30, 2007, changes in net assets and cash flows for the nine months ended September 30, 2007 and 2006 and for the cumulative period from October 1, 2004 (date of inception) to September 30, 2007. These financial statements are the responsibility of the Fund's management.

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

As discussed in Note 9 to the financial statements, the three months and nine months ended September 30, 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
November 20, 2007


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities


						September 30,	December 31,
						2007		2006
						(A Review)
Assets

  Cash						$148		$89

    Total assets				148		89

Liabilities

  Accrued expenses				3,133		103
  Due to related parties			101,627		79,060

    Total Liabilities				104,760		79,163

Net assets					$(104,612)	$(79,074)


Analysis of Net Assets

  Members					$(52,306)	$(39,537)
  Managing Members				(52,306)	(39,537)

    Net assets (equivalent to $(52,306.00)
     and $(39,537.00) per unit)			$(104,612)	$(79,074)


Membership units outstanding

  Members units outstanding			1.00		1.00
  Managing Members units outstanding		1.00		1.00

    Total Membership units outstanding		2.00		2.00

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

																Cumulative
																Period From
																October 1, 2004
						Restated	Restated							(Date of Inception)
						Three Months Ended September 30,	Nine Months Ended September 30,	to 	September 30,
						2007		2006			2007		2006			2007

Investment income

  Total investment income			$-		$-			$-		$-			$-

Expenses

  Professional accounting and legal fees	4,128		9,404			16,568		19,997			52,920
  Other operating and administrative expenses	5,224		-			8,970		571			10,224

    Total expenses				9,352		9,404			25,538		20,568			63,144

      Net investment (loss)			(9,352)		(9,404)			(25,538)	(20,568)		(63,144)

        Net (decrease) in net assets resulting
         from operations			$(9,352)	$(9,404)		$(25,538)	$(20,568)		$(63,144)


Net (loss) per unit for a unit outstanding
 throughout the entire period
  Member unit					(4,676.00)	(4,702.00)		(12,769.00)	(10,284.00)		(31,572.00)
  Managing member unit				(4,676.00)	(4,702.00)		(12,769.00)	(10,284.00)		(31,572.00)

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                   (A Review)

												Cumulative
												Period From
												October 1, 2004
									Restated		(Date of Inception)
							Nine Months Ended September 30,		to September 30,
							2007		2006			2007


(Decrease) in net assets from operations
  Net investment (loss)					$(25,538)	$(20,568)		$(63,144)

    Net (decrease) in net assets resulting
     from operations					(25,538)	(20,568)		(63,144)

  Capital contributions from members			-		-			2,000
  Initial offering costs				-		-			(43,468)

      Total (decrease) in net assets			(25,538)	(20,568)		(104,612)

  Net assets at the beginning of the year		(79,074)	(51,974)		-

  Net assets at the end of the year			$(104,612)	$(72,542)		$(104,612)

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

												Cumulative
												Period From
												October 1, 2004
									Restated		(Date of Inception)
							Nine Months Ended September 30,		to September 30,
							2007		2006			2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$(25,538)	$(20,568)		$(63,144)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:


  Increase in accrued expenses				3,030		-			3,133

    Net cash (used in) operating activities		(22,508)	(20,568)		(60,011)

Cash Flows from Investing Activities

  (Increase) initial offering costs			-		-			(43,468)

  Net cash (used in) investing activities		-		-			(43,468)


Cash Flows from Financing Activities

  Due to related parties				22,567		20,701			101,627
  Initial member capital contributions			-		-			2,000

    Net cash provided by financing activities		22,567		20,701			103,627

      Net increase (decrease) in cash and cash
       equivalents					59		133			148

      Cash at the beginning of the period		89		887			-


      Cash at the end of the period			$148		$1,020			$148


Non-Cash Activities

  Initial offering costs charged to net assets		$-		$-			$43,468

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

               The Nine Months Ended September 30, 2007 and 2006
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

The Fund is in the development stage and its efforts through September 30, 2007 have been principally devoted to organizational activities.

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

Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468 as of that date and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to$101,627 and $79,060 as of September 30, 2007 and December 31, 2006, respectively.

Consequently, as of September 30, 2007 and December 31, 2006, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							September 30,	December 31,	September 30,	December 31,
							2007		2006		2007		2006

Net Asset Value for financial reporting purposes	$(104,612)	$(79,074)	$(52,306.00)	$(39,537.00)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
   and operating expenses				63,144		37,606		31,572.00	18,803.00

Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

    Number of Units									2.00		2.00


Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and , accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

               The Nine Months Ended September 30, 2007 and 2006
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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2007 and 2006. There were no cash equivalents as of September 30, 2007 and December 31, 2006.

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

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)



5.	Fees

At September 30, 2006, the Fund prospectus stated that the Fund will be charged the following fees as of the commencement of trading.

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

Due to related parties at September 30, 2007 and December 31, 2006 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, L.L.C., Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of September 30, 2007 and December 31, 2006:

					September 30,	December 31,
					2007		2006

Futures Investment Company		$37,533		$12,533
Ashley Capital Management, Inc.		26,475		27,975
TriView Capital Management, Inc.	2,388		3,320
Michael Pacult				35,231		35,232

  Total due to related parties		$101,627	$79,060

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)



7.	Membership Unit Transactions

As of September 30, 2007 and 2006 membership units were valued at $(52,306.00) and $(36,271.00), respectively.

Transactions in membership units were as follows:

									(Restated)
					Units			Amount
				2007		2006	2007		2006

Members Units
  Subscriptions			-		-	$-		$-
  Redemptions			-		-	-		-
    Net decrease in net assets
     resulting from operations
     for the period ended 09/30	-		-	(12,769)	(10,284)
  Offering costs		-		-	-		-
      Total			-		-	(12,769)	(10,284)

Managing Members Units
Subsc  riptions			-		-	-		-
  Redemptions			-		-	-		-
    Net decrease in net assets
     resulting from operations
     for the period ended 09/30	-		-	(12,769)	(10,284)
  Offering costs		-		-	-		-
      Total			-		-	(12,769)	(10,284)

Total Units
  Subscriptions			-		-	-		-
  Redemptions			-		-	-		-
    Net decrease in net assets
     resulting from operations
     for the period ended 09/30	-		-	(25,538)	(20,568)
  Offering costs		-		-	-		-
      Total			-		-	$(25,538)	$(20,568)

8.	Concentrations

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

               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)



9.	Restatement and Correction of an Error

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10Q, as amended, for the three and nine month periods ended September 30, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not modify or update disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

							Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
							As previously					As previously
							reported	Adjustments	Restated	reported	Adjustments	Restated


Statement of Operations
  Professional accounting and legal fees		$-		$9,404		$9,404		$-		$19,997		$19,997
  Other operating and administrative expenses		-		-		-		-		571		571
    Total Expenses					-		9,404		9,404		-		20,568		20,568
  Net (decrease) in net assets resulting from
   operations						-		(9,404)		(9,404)		-		(20,568)	(20,568)
NAV (loss) per unit
  Member unit						-		(4,702.00)	(4,702.00)	-		(10,284.00)	(10,284.00)
  Managing member unit					-		(4,702.00)	(4,702.00)	-		(10,284.00)	(10,284.00)

Statement of Changes in Net Assets
  Net investment (loss)											-		(20,568)	(20,568)
    Net (decreases) in net assets from operations							-		(20,568)	(20,568)
    Total (decrease) in net assets									-		(20,568)	(20,568)
  Net assets at the beginning of the year								2,000		(53,974)	(51,974)
  Net assets at the end of the year									2,000		(74,542)	(72,542)

Statement of Cash Flows
  Net (decrease) in net assets resulting from operations						-		(20,568)	(20,568)
    Decrease in reimbursable syndication costs								331		(331)		-
    (Increase) in prepaid operating expenses								(198)		198		-
      Net cash provided by (used in) operating activities						133		(20,701)	(20,568)
    Due to related parties										-		20,701		20,701
      Net cash provided by financing activities								-		20,701		20,701
  Reimbursable syndication costs paid by and owed to affiliates						$20,701		$(20,701)	$-

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

               The Nine Months Ended September 30, 2007 and 2006
                                  (A Review)


10.	Financial Highlights

								(Restated)			(Restated)
						Three Months Ended		Nine Months Ended
						September 30,			September 30,
						2007		2006		2007		2006
Performance per Unit (3)

Net unit value, beginning of period		$(47,630.00)	$(31,569.00)	$(39,537.00)	$(25,987.00)

Net realized and unrealized gains/
 losses on commodity transactions		-		-		-		-

Investment and other income			-		-		-		-

Expenses					(4,676.00)	(4,702.00)	(12,769.00)	(10,284.00)

Net (decrease) for the period			(4,676.00)	(4,702.00)	(12,769.00)	(10,284.00)

Net unit value, end of period			$(52,306.00)	$(36,271.00)	$(52,306.00)	$(36,271.00)

Net assets, end of period (000)			(105)		(73)		(105)		(73)

Total return (1)				n/a		n/a		n/a		n/a

Ratio to average net assets (2)
  Investment and other income			n/a		n/a		n/a		n/a
  Expenses					n/a		n/a		n/a		n/a


(1)	Not annualized
(2)	Annualized for all periods
(3)	Investment and other income and expenses is calculated using average number of units (limited and general) outstanding during the year. Reallocation of initial offering costs is a balancing amount necessary to reconcile the change in net unit value.

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator

               The Nine Months Ended September 30, 2007 and 2006
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