Form 10-K/A
period 2006-12-31
TriView Global Fund, LLC
filed 2007-12-05
CIK 1305631

AMENDMENT No. 2 to FORM 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

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

                               EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 (the "Amendment") to its annual report on Form 10-K for the year ended 2006, originally filed April 3, 2007, as amended July 3, 2007 (the "Annual Report"), to restate the Annual Report in its entirety. On August 2, 2007, Michael Pacult, as sole officer and director of the corporate Managing Member and as the sole individual Managing Member of the Registrant, concluded that the quarterly financial statements of the Registrant issued as of March 31, 2007 and prior to that date and all annual financial statements issued prior to that date should no longer be relied upon because of a change in the date expenses are charged, which has resulted in substantial changes to the net loss reported for prior reporting periods. Accordingly, the 2006 and prior years financial statements are being restated in this Amendment, and the quarterly financial statements as of March 31, 2007 are being restated in an amendment to the 2007 First Quarter 10-Q, to be filed separately from this Amendment.

These restatements reflect (1) the American Institute of Certified Public Accountants' Statement of Position number 98-5 ("SOP 98-5") that prefers for issuers, such as the Registrant, to expense reimbursable organizational costs as incurred and (2) the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") Topics 5A and 5D that reflect the SEC's interpretation of the Federal securities laws for public issuers, such as the Registrant, that offering costs be expensed as a reduction to Fund capital as of the initial effective date of the offering and, thereafter, to expense offering costs as incurred. As a result, for financial reporting purposes in conformity with General Accepted Accounting Principles, all organizational costs are expensed as incurred and, on the Fund's initial effective date, November 3, 2005, the Fund deducted the total initial offering costs as of that date from Members' capital and began expensing all offering costs as of that date. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering and organizational costs until after the twelfth month following the commencement of business as provided in its Prospectus. Accordingly, the amount of cash available for the commodity trading advisor to trade during the first twelve months of operation of the Fund remains the same as before this accounting adjustment was made.

The Registrant previously amended its Annual Report to reflect changes in its financial statements and to report an update to its financial controls and procedures. This Amendment replaces the Annual Report for the year ended December 31, 2006, as previously amended, in its entirety, including exhibits; however, it does not update the disclosures as of a date later than the report period, unless otherwise noted.

Documents Incorporated by Reference

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119655 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On November 3, 2005, the registration statement filed by TriView Global Fund, LLC, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The Fund intends to sell the membership interests at the initial price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. . The $1,000 per Unit value is for initial subscription and redemption purposes only, and a separate per Unit value is calculated for financial reporting purposes and on the close of the last business day of the month. As of December 31, 2006, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. The Managing Member, in its sole discretion, selects the CTA and the amount of equity assigned to the CTAs, from time to time.

By post effective amendments to its registration statement filed February 8, 2006 and February 24, 2006, which became effective March 7, 2006, the Fund updated the financial and performance information in its prospectus along with the Statement of Additional Information in Part II of the prospectus. By post effective amendments to its registration statement filed June 2, 2006 and June 30, 2006, which became effective July 20, 2006, the Fund (1) raised the minimum sale of Units necessary to commence business from $900,000 to $2,060,000, (2) replaced Forecast Trading Group, LLC and Adobe Asset

Management, LLC with Spectrum Asset Management LLC as CTA, (3) changed the compensation to the CTA's to a 2% annual management fee and 20% incentive fee, and (4) changed the incentive fee to the corporate Managing Member to 3%. By Form 8-K filed October 26, 2006, as amended November 2, 2006, which is incorporated herein by reference, the Fund disclosed the change of auditor from Frank L. Sassetti & Co. 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069. There were no adverse events that motivated the change in bookkeepers or auditors.

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

The sale of Units is regulated by Securities Act of 1933 and the Commodity Exchange Act. Once the Units are issued, the operation of the Fund is subject to regulation pursuant to the Securities and Exchange Act of 1934 and the Commodity Exchange Act. The U.S. Securities and Exchange Commission and the Securities Commissions and securities acts of the several States where its Units are offered and sold have jurisdiction over the operation of the Fund. The National Futures Association has jurisdiction over the operation of the Managing Member and the Commodity Trading Advisors. This regulatory structure is not intended, nor does it, protect investors from the risks inherent in the trading of futures and options.

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

You should carefully consider all the information we have included or incorporated by reference in this Amendment and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Amendment. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

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

In its Annual Report, the Registrant previously did not present summary financial information in this section because, as of December 31, 2006, it had not yet commenced operations and was considered a development stage enterprise. Subsequently, the Registrant has changed its accounting method for financial reporting purposes as described in the Explanatory Note at the beginning of this Amendment. Accordingly, following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2006, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.
For a reconciliation of the below amounts with those presented in prior financials, please see page F-10 of the attached financials, Note 9, "Restatement and Correction of Error."

								(Restated)
						---------------------------------------------------
										Period From
										October 1, 2004
										(Inception) to
							Year ended		to December 31,
						2006		2005		2004

Performance per unit
  Net unit value, beginning of the year		$(25,987.00)	$(506.00)	$-

  Net realized and unrealized gains and
   losses on commodity transactions		-		-		-
  Investment and other income			-		-		-
  Expenses (1)					(13,550.00)	(3,747.00)	(506.00)
  Syndication costs transferred to capital	-		(21,734.00)	-
    Net increase for the year			(13,550.00)	(25,481.00)	$(506.00)

      Net unit value at the end of the year	$(39,537.00)	$(25,987.00)	$(506.00)

Net assets at the end of the year ($000)	$(79)		$(52)		$(1)
Total return					41.36%		28.29%		-609.72%

Ratio to average net assets
  Investment and other income			0.00%		0.00%		0.00%
  Expenses					41.36%		28.29%		-609.72%

(1) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2006 and 2005, and reconciles the amounts given with those previously reported in the financial statements of the Registrant.

															Quarters Ended
				-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
						March 31, 2006					June 30, 2006					September 30, 2006				December 31, 2006
				As previously 					As previously 					As previously 					As previously
				reported	Adjustments	Restated	reported	Adjustments	Restated	reported	Adjustments	Restated	reported	Adjustments	Restated

Total investment gain		$-		$-		$-		$-		$-		$-		$-		$-		$-		$-		$-		$-
Net (loss)			-		(4,546)		(4,546)		-		(6,618)		(6,618)		-		(9,404)		(9,404)		-		(6,532)		(6,532)
Net (loss) per membership unit	-		(2,273.00)	(2,273.00)	-		(3,309.00)	(3,309.00)	-		(4,702.00)	(4,702.00)	-		(3,266.00)	(3,266.00)

Capitalized syndication costs	57,622		(57,622)	-		63,944		(63,944)	-		73,348		(73,348)	-	79,818	(79,818)	-

Net asset value per membership
 unit at the end of period	$1,000.00	$(29,260.00)	$(28,260.00)	$1,000.00	$(32,569.00)	$(31,569.00)
																$1,000.00	$(37,271.00)	$(36,271.00)	$1,000.00	$(40,537.00)	$(39,537.00)

															Quarters Ended
				-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
						March 31, 2005					June 30, 2005					September 30, 2005				December 31, 2005
				As previously 					As previously 					As previously 					As previously
				reported	Adjustments	Restated	reported	Adjustments	Restated	reported	Adjustments	Restated	reported	Adjustments	Restated

Total investment gain		$-		$-		$-		$-		$-		$-		$-		$-		$-		$-		$-		$-
Net (loss)			-		(1,180)		(1,180)		-		(200)		(200)		-		(3,188)		(3,188)		-		(2,926)		(2,926)
Net (loss) per membership unit	-		(590.00)	(590.00)	-		(100.00)	(100.00)	-		(1,594.00)	(1,594.00)	-		(1,463.00)	(1,463.00)

Capitalized syndication costs	29,932		(1,180)		28,752		33,880		-		33,880		50,052		(2,400)		47,652		52,979		(52,979)	-

Net asset value per membership
 unit at the end of period
				$1,000.00	$(2,096.00)	$(1,096.00)	$1,000.00	$(2,196.00)	$(1,196.00)
																$1,000.00	$(3,790.00)	$(2,790.00)	$1,000.00	$(26,987.00)	$(25,987.00)

Note regarding correction of an error from a prior period:
In 2005, a $4,042 advance from Michael Pacult and a $833 advance from Futures Investment Company to TriView Global Fund, LLC were not recorded. These amounts were used to pay for professional fees that make up reimbursable syndication costs and prepaid operating expenses. Accordingly, the 2005 reimbursable syndication costs and prepaid operating expenses and advances from shareholder amounts on the statement of assets and liabilities have been restated by $4,042, $833 and $4,875 respectively. These changes have resulted in corresponding adjustments to the 2005 statement of cash flows.

         [The balance of this page has been intentionally left blank.]

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's restated results after payment and accrual of expenses for the year 2006, for financial reporting purposes, was a profit
(loss) of $(27,100) [$(13,550.00) per Unit), and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. The Fund's restated results after payment and accrual of expenses for the year 2005, for financial reporting purposes, was a profit (loss) of $(7,494) [$(3,747.00) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. In its Annual Report, the Fund had deferred its offering and organizational costs and reported that it had no results (i.e., no profit or loss) for the years 2006 and 2005. Losses are now reported for these periods because offering and organizational costs have been expensed. Subsequent to the commencement of business, the Fund is subject to ongoing offering and operating expenses; however, profits or losses will be primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Amendment beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6, Selected Financial Data.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the Managing Member of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information and inception to date for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remedy the situation, Mr. Pacult has severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report. Mr. Pacult accepts total responsibility for the financial statements of the Fund and filings made with the SEC, including the Annual Report and this Amendment.

Internal Control over Financial Reporting

Each month, the Managing Member reviews the profit and loss statements for the month and once approved each Member is sent a statement to disclose total Fund performance and the amount in the Member's capital account. Checks are paid for expenses only upon approval of invoices submitted to the Managing Member or pursuant to standing authorizations for periodic fixed expenses. Payment of redemption is only upon receipt of a request form signed by the person with authority over the Member's account. The Managing Member balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There have been no changes in the Managing Member's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 and through the date of this Amendment that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate Managing Member and certain persons Affiliated with the Managing Members are paid compensation that the Fund has elected to disclose on this Amendment. As described previously, upon opening of the Fund, the Managing Member will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the domestic trades entered by the CTAs. The corporate Managing Member retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid a 3% incentive fee on New Net Profits.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member


By: /s/ Michael Pacult
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

Date: December 4, 2007

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



 								Page

Report of Independent Registered Public Accounting Firm		F-2

Financial Statements

Statements of Assets and Liabilities				F-3

Statements of Operations					F-4

Statements of Changes in Net Assets				F-5

Statements of Cash Flows					F-6

Notes to Financial Statements				  F-7 - F-11

Affirmation of Commodity Pool Operator				F-12

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, Limited Liability Company
Dover, Delaware




We have audited the accompanying statements of assets and liabilities, of TriView Global Fund, Limited Liability Company (a development stage enterprise) as of December 31, 2006 and 2005, and the related statements of operations, changes in net assets and cash flows for the years ended December 31, 2006 and 2005, the period from October 1, 2004 (date of inception) through December 31, 2004, and the cumulative period from October 1, 2004 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 9 to the financial statements, the 2006, 2005, the period from October 1, 2004 (date of inception) through December 31, 2004 and the cumulative period from October 1, 2004 (date of inception) through December 31, 2006 financial statements have been restated to correct a misstatement.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
October 25, 2007




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                Phone: (847) 913-5400 * Fax:  (847) 913-5435

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

							Restated
						-------------------------------
							December 31,
						2006		2005
Assets

  Cash						$89		$887

    Total assets				89		887

Liabilities

  Accrued expenses				103		-
  Due to related parties			79,060		52,861

    Total Liabilities				79,163		52,861

Net assets					$(79,074)	$(51,974)


Analysis of Net Assets

  Members					$(39,537)	$(25,987)
  Managing Members				(39,537)	(25,987)

    Net assets (equivalent to $(39,537.00)
     and $(25,987.00) per unit)			$(79,074)	$(51,974)


Membership units outstanding

  Members units outstanding			1.00		1.00
  Managing Members units outstanding		1.00		1.00

    Total Membership units outstanding		2.00		2.00

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Operations

										Restated
						---------------------------------------------------------------------------
													Cumulative
										Period			Period From
										October 1, 2004		October 1, 2004
										(Date of Inception)	(Date of Inception)
						Years ended December 31,	to December 31,		to December 31,
						2006		2005		2004			2006

Investment income

  Total investment income			$-		$-		$-			$-

Expenses

  Professional accounting and legal fees	26,839		6,507		3,006			36,352
  Other operating and administrative expenses	261		987		6			1,254

    Total expenses				27,100		7,494		3,012			37,606

      Net investment (loss)			(27,100)	(7,494)		(3,012)			(37,606)

        Net (decrease) in net assets resulting
         from operations			$(27,100)	$(7,494)	$(3,012)		$(37,606)


Net income per unit
  Member unit					$(13,550.00)	$(3,747.00)	$(1,506.00)		$(18,803.00)
  Managing member unit				$(13,550.00)	$(3,747.00)	$(1,506.00)		$(18,803.00)

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets


										Restated
						---------------------------------------------------------------------------
													Cumulative
										Period			Period From
										October 1, 2004		October 1, 2004
										(Date of Inception)	(Date of Inception)
						Years ended December 31,	to December 31,		to December 31,
						2006		2005		2004			2006


(Decrease) in net assets from operations
  Net investment (loss)				$(27,100)	$(7,494)	$(3,012)		$(37,606)

    Net (decrease) in net assets resulting
     from operations				(27,100)	(7,494)		(3,012)			(37,606)

  Capital contributions from members		-		-		2,000			2,000
  Initial offering costs			-		(43,468)	-			(43,468)

      Total (decrease) in net assets		(27,100)	(50,962)	(1,012)			(79,074)

  Net assets at the beginning of the year	(51,974)	(1,012)	-	-

  Net assets at the end of the year		$(79,074)	$(51,974)	$(1,012)		$(79,074)

   The accompanying notes are an integral part of the financial statements.

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                           Statements of Cash Flows


										Restated
						---------------------------------------------------------------------------
													Cumulative
										Period			Period From
										October 1, 2004		October 1, 2004
										(Date of Inception)	(Date of Inception)
						Years ended December 31,	to December 31,		to December 31,
						2006		2005		2004			2006


Cash Flows from Operating Activities

Net (decrease) in net assets resulting from
 operations					$(27,100)	$(7,494)	$(3,012)		$(37,606)

Adjustments to reconcile net increase in net assets from operations to net cash (used in) operating activities:

  Increase in accrued expenses			103		-		-			103

    Net cash (used in) operating activities	(26,997)	(7,494)		(3,012)			(37,503)


Cash Flows from Investing Activities

  (Increase) in initial offering costs		-		(19,754)	(23,714)		(43,468)

    Net cash (used in) investing activities	-		(19,754)	(23,714)		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties		26,199		26,141		26,720			79,060
  Initial member capital contributions		-		-		2,000			2,000

    Net cash provided by financing activities	26,199		26,141		28,720			81,060

      Net increase (decrease) in cash and
       cash equivalents				(798)		(1,107)		1,994			89

      Cash at the beginning of the period	887		1,994		-			-


      Cash at the end of the period		$89		$887		$1,994			$89


Non-Cash Activities

  Initial offering costs charged to net assets	$-		$43,468		$-			$43,468

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

Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468 as of that date and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $79,060 and $52,861 as of December 31, 2006 and 2005, respectively.

Consequently, as of December 31, 2006 and 2005, the Net Asset Value Balance and Net Asset Value Per Unit for both financial reporting purposes and for all other purposes are as follows:

								Balance				Per Unit Calculation
							2006		2005		2006		2005

Net Asset Value for financial reporting purposes	$(79,074)	$(51,974)	$(39,537.00)	$(25,987.00)

Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
Adjustment for other offering, organizational and
 operating expenses					37,606		10,506		18,803.00	5,253.00

Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

Number of Units										2.00		2.00

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

The sole shareholder of TriView Capital has made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, a variable interest entity relationship exists between TriView Capital and the Fund.

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

Due to related parties at December 31, 2006 and 2005 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, L.L.C., Ashley Capital Management, Inc., Futures Investment Company, the introducing broker and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2006 and 2005:

						December 31,
					2006		2005

Futures Investment Company		$12,533		$833
Ashley Capital Management, Inc.		27,976		24,977
TriView Capital Management, Inc.	3,320		3,320
Michael Pacult				35,231		23,731

  Balance due to related parties	$79,060		$52,861

7.  Membership Unit Transactions

As of December 31, 2006, 2005 and 2004 membership units were valued at $(39,537.00), $(25,987.00) and $(506.00) per unit respectively for financial reporting purposes.

Transactions in membership units were as follows:

												(Restated)
										--------------------------------------------
						Units						Amount
				2006		2005		2004		2006		2005		2004

Members Units
  Subscriptions			-		-		1.00		$-		$-		$1,000
  Redemptions			-		-		-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the year ended 12/31	-		-		-		(13,550)	(3,747)		(1,506)
  Offering costs		-		-		-		-		(21,734)	-
    Total			-		-		1.00		(13,550)	(25,481)	(506)

Managing Members Units
  Subscriptions			-		-		1.00		-		-		1,000
  Redemptions			-		-		-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the year ended 12/31	-		-		-		(13,550)	(3,747)		(1,506)
  Offering costs		-		-		-		-		(21,734)	-
    Total			-		-		1.00		(13,550)	(25,481)	(506)

Total Units
  Subscriptions			-		-		2.00		-		-		2,000
  Redemptions			-		-		-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the year ended 12/31	-		-		-		(27,100)	(7,494)		(3,012)
  Offering costs		-		-		-		-		(43,468)	-
    Total			-		-		2.00		$(27,100)	$(50,962)	$(1,012)

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

We have restated our financial statements and other financial information contained in our Annual Report on Form 10-K, as amended, for the years ended December 31, 2006 and 2005, the period October 1, 2004 (date of inception) through December 31, 2004 and the cumulative period from October 1, 2004 through December 31, 2006 to correct our accounting for the treatment of offering and organizational costs. The accompanying financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after December 31, 2006, the date of the information contained in our original Form 10-K, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, these financials should be read in conjunction with our filings made with the SEC.

The SEC has requested revision of the Registrant's financial statements to expense reimbursable organizational costs in accordance with SOP 98-5 and reflect reimbursable offering costs as a reduction to Fund capital as of the initial effective date of the offering, November 3, 2005, and expense them thereafter. Upon completion of our investigation and analysis of this request, on August 2, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to comply with the request of the SEC. The Audit Committee of our Board of Directors, composed of the sole director, owner and principal of the corporate managing member, Mr. Michael Pacult, who is also the individual managing member, ratified the decision to amend our previously filed reports on August 2, 2007. These changes are for financial reporting purposes only. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will not reimburse the offering costs until after the twelfth month following the commencement of business. Accordingly, we do not believe the change is material to the members of the Fund.

We are restating our previously issued financial statements in accordance with the guidance provided in SFAS 154, Accounting Changes and Error Corrections.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements:

																		Period From October 1, 2004			Cumulative Period From
						Year Ended Dec 31, 2006				Year Ended Dec 31, 2005				(Inception) to December 31, 2004 		October 1, 2004 (Inception)
																								to December 31, 2006
					As previously					As previously 					As previously 					As previously
					reported	Adustments	Restated	reported 	Adustments	Restated	reported	Adustments	Restated	reported	Adustments	Restated



Statements of Assets and Liabilities
  Cash					$89		$-		$89		$887		$-		$887
  Reimbursable syndication costs	79,818		(79,818)	-		52,979		(52,979)	-
  Prepaid operating costs and other	1,255		(1,255)		-		994		(994)		-
    Total assets			81,162		(81,073)	89		54,860		(53,973)	887
  Members				1,000		(40,537)	(39,537)	1,000		(26,987)	(25,987)
  Managing members			1,000		(40,537)	(39,537)	1,000		(26,987)	(25,987)
    Total Net Assets			2,000		(81,074)	(79,074)	2,000		(53,974)	(51,974)
  NAV Per Unit				1,000.00	(40,537.00)	(39,537.00)	1,000.00	(26,987.00)	(25,987.00)

Statements of Operations
  Professional accounting and legal
   fees					-		26,839		26,839		-		6,507		6,507		$-		$3,006		$3,006		$-		$36,352		$36,352
  Other operating and administrative
   expenses				-		261		261		-		987		987		-		6		6		-		1,254		1,254
    Total Expenses			-		27,100		27,100		-		7,494		7,494		-		3,012		3,012		-		37,606		37,606
NAV Income Per Unit
  Member unit				-		(13,550.00)	(13,550.00)	-		(3,747.00)	(3,747.00)	-		(1,506.00)	(1,506.00)	-		(18,803.00)	(18,803.00)
  Managing member unit			-		(13,550.00)	(13,550.00)	-		(3,747.00)	(3,747.00)	-		(1,506.00)	(1,506.00)	-		(18,803.00)	(18,803.00)

Statements of Changes in Net Assets
  Net investment (loss)			-		(27,100)	(27,100)	-		(7,494)		(7,494)		-		(3,012)		(3,012)		-		(37,606)	(37,606)
    Net (decreases) in net assets
     resulting from operations		-		(27,100)	(27,100)	-		(7,494)		(7,494)		-		(3,012)		(3,012)		-		(37,606)	(37,606)
  Capital contributions from members	-		-		-		-		-		-		2,000		-		2,000		2,000		-		2,000
  Initial offering costs		-		-		-		-		(43,468)	(43,468)	-		-		-		-		(43,468)	(43,468)
    Total increase (decrease) in net
     assets				-		(27,100)	(27,100)	-		(50,962)	(50,962)	2,000		(3,012)		(1,012)		2,000		(81,074)	(79,074)
  Net assets at the beginning of the
   year					2,000		(53,974)	(51,974)	2,000	 	(3,012)		(1,012)		-		-		-		-		-		-
  Net assets at the end of the year
					2,000		(81,074)	(79,074)	2,000		(53,974)	(51,974)	2,000		(3,012)		(1,012)		2,000		(81,074)	(79,074)

Statements of Cash Flows
  Net (decrease) in net assets
   resulting from operations		-		(27,100)	(27,100)	-		(7,494)		(7,494)		-		(3,013)		(3,012)		-		(37,606)	(37,606)
  (Increase) in reimbursable
   syndication costs			(26,839)	26,839		-		(4,994)		4,994		-		-		-		-		(31,833)	31,833		-
  (Increase) in prepaid operating
   expenses				(261)		261		-		(155)		155		-		(6)		6		-		(422)		422		-
  Increase in accrued expenses		103		-		103		-		-		-		-		-		-		103		-		103
    Net cash (used in) operating
     activities				(26,997)	-		(26,997)	(5,149)		(2,345)		(7,494)		(6)		(3,007)		(3,012)		(32,152)	(5,351)		(37,503)
  (Increase) in initial offering costs	-		-		-		-		(19,754)	(19,754)	-		(23,714)	(23,714)	-		(43,468)	(43,468)
    Net cash (used in) investing
     activities				-		-		-		-		(19,754)	(19,754)	-		(23,714)	(23,714)	-		(43,468)	(43,468)
  Increase in due to related parties	26,199		-		26,199		4,042		22,099		26,141		-		26,721		26,720		30,241		48,819		79,060
  Initial member capital contributions	-		-		-		-		-		-		2,000		-		2,000		2,000		-		2,000
    Net cash provided by financing
     activities				26,199		-		26,199		4,042		22,099		26,141		2,000		26,721		28,720		32,241		48,819		81,060
      Net increase (decrease) in cash
       and cash equivalents		(798)		-		(798)		(1,107)		-		(1,107)		1,994		-		1,994		89		-		89
  Cash at the beginning of the period	887		-		887		1,994		-		1,994		-		-		-		-		-		-
  Cash at the end of the period		89		-		89		887		-		887		1,994		-		1,994		89		-		89
  Initial offering costs charged to
   net assets				$-		$-		$-		$-		$43,468		$43,468		$-		$-		$-		$-		$43,468		$43,468

                TriView Global Fund, Limited Liability Company
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2006, 2005 and 2004


10.	Financial Highlights

								(Restated)
						---------------------------------------------------
										Period From
										October 1, 2004
										(Inception) to
							Year ended		to December 31,
						2006		2005		2004

Performance per unit
  Net unit value, beginning of the year		$(25,987.00)	$(506.00)	$-

  Net realized and unrealized gains and
   losses on commodity transactions		-		-		-
  Investment and other income			-		-		-
  Expenses (1)					(13,550.00)	(3,747.00)	(506.00)
  Syndication costs transferred to capital	-		(21,734.00)	-
    Net increase for the year			(13,550.00)	(25,481.00)	$(506.00)

      Net unit value at the end of the year	$(39,537.00)	$(25,987.00)	$(506.00)

Net assets at the end of the year ($000)	$(79)		$(52)		$(1)
Total return					41.36%		28.29%		-609.72%

Ratio to average net assets
  Investment and other income			0.00%		0.00%		0.00%
  Expenses					41.36%		28.29%		-609.72%

(1) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                TriView Global Fund, Limited Liability Company
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2006, 2005 and 2004

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					December 4, 2007
Michael Pacult						Date
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, Limited Liability Company