Form 10-K
period 2007-12-31
TriView Global Fund, LLC
filed 2008-04-14
CIK 1305631

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	 to

Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

	Delaware					20-1689686
	State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization			Identification No.)

	505 Brookfield Drive, Dover, DE			19901
	(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None				None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]
Accelerated filer	[ ]
Non-accelerated filer 	[X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: Not applicable. There is no market for the Units of Membership Interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119655 are incorporated by reference to Parts I, II, III, and IV.

PART I

Item 1.  Business

On November 3, 2005, the registration statement filed by TriView Global Fund, LLC, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The Fund intends to sell the membership interests at the initial price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. The $1,000 per Unit value is for initial subscription and redemption purposes only, and a separate per Unit value is calculated for financial reporting purposes and on the close of the last business day of the month. As of December 31, 2007, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. The Managing Member, in its sole discretion, selects the CTA and the amount of equity assigned to the CTAs, from time to time.

Once the minimum has been sold, the Fund will commence trading. Once trading commences, the trades for the Fund will be selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund. The Fund has engaged two CTAs to trade the Fund account, NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960 and Spectrum Asset Management LLC, 141 W. Jackson Blvd., Suite 1692, Chicago, IL 60604.
The books and records of the trades placed by the CTAs in the Fund's trading accounts are kept and available for inspection by the Members at the office of the corporate Managing Member, 5914 N. 300 West, Fremont, IN 46737. NuWave and Spectrum will be paid an annual management fee of one half percent (1/2%) of the equity assigned to it them to manage, calculate separately, plus an incentive fee of twenty percent (20%) of New Net Profit earned from the trades on the equity, payable quarterly. The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Operating Agreement defines the terms of operation of the Fund and is incorporated herein by reference.

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

You should carefully consider all the information we have included or incorporated by reference in this Report and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Report. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

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

MF Global Inc. ("MFG") is registered under the Commodity Exchange Act, as amended, as a futures commission merchant and a commodity pool operator, and is a member of the National Futures Association in such capacities. In addition, MFG is registered with the Financial Industry Regulatory Authority as a broker-dealer. MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007. MFG is a member of all major U.S. futures exchanges and most major U.S. securities exchanges. MFG's main office is located at 717 Fifth Avenue, 9th Floor, New York, New York 10022-8101. MFG's telephone number at such location is (212) 589-6200.

At any given time, MFG is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of March 20, 2008, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Memorandum that MFI would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Managing Member, the Trading Advisor and the Placement Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Subsequent Events

On March 6, 2008, and thereafter, four virtually identical proposed class action securities suits were filed against MF Global Ltd., certain of its officers and directors, and Man Group plc. The complaints allege that the registration statement and prospectus issued in connection with MF Global Ltd.'s initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding the company's risk management policies, procedures and systems. The allegations are based upon the company's disclosure of $141.5 million in trading losses incurred in a single day by an associated person in his personal trading account, which losses the company was responsible to pay as an exchange clearing member.

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

Following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2007, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.

														Period From
														October 1, 2004
														(Date of Inception)
									Years ended December 31,		to December 31,
								2007		2006		2005		2004


Performance per unit
  Net unit value, beginning of the year				$(39,537.00)	$(25,987.00)	$(506.00)	$-

  Net realized and unrealized gains and losses on
   commodity transactions					-		-		-
  Investment and other income					-		-		-
  Expenses							(19,300.00)	(13,550.00)	(3,747.00)	(506.00)
  Syndication costs transferred to capital			-		-		(21,734.00)	-
  Net (decrease) for the year					(19,300.00)	(13,550.00)	$(25,481.00)	$(506.00)

  Net unit value at the end of the year				$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)

  Net assets at the end of the year ($000)			$(118)		$(79)		$(52)		$1
  Total return							(39.24)%	(41.36)%	(28.29)%	(609.72)%

  Number of units outstanding at the end of  year		2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
    Investment and other income					0.00 %		0.00 %		0.00 %		0.00 %
    Expenses							(39.24)%	(41.36)%	(28.29)%	(609.72)%

Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2007 and 2006.

						 	2006								2007
				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
Total Investment Gain		-		-		-		-		-		-		-		-
Net Income (Loss)		(4,546)		(6,618)		(9,404)		(6,532)		(5,820)		(10,366)	(9,352)		13,062)
Net Income (Loss)
 per membership unit		(2,273.00)	(3,309.00)	(4,702.00)	(3,266.00)	(2,910.00)	(5,183.00)	(4,676.00)	(6,531.00)
Net Income (Loss)
 per managing member unit	(2,273.00)	(3,309.00)	(4,702.00)	(3,266.00)	(2,910.00)	(5,183.00)	(4,676.00)	(6,531.00)
Net asset value per
 membership unit at the end
 of period.			(28,260.00)	(31,569.00)	(36,271.00)	(39,537.00)	(42,447.00)	(47,630.00)	(52,306.00)	(58,837.00)
Capitalized Syndication Costs	-		-		-		-		-		-		-		-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The Fund's results after payment and accrual of expenses for the year 2007, for financial reporting purposes, was a profit (loss) of $(38,600) [$(19,300) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $(5,952) [$(2,976) per Unit]. The Fund's results after payment and accrual of expenses for the year 2006, for financial reporting purposes, was a profit (loss) of $(27,100) [$(13,550) per Unit], and for all other purposes, including subscriptions and redemptions, was a profit (loss) of $0 [$0 per Unit]. The Fund is subject to ongoing offering and operating expenses; however, profits or losses will be primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2007, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6, Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

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

The Managing Member of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this Report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Managing Member's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management's Annual Report on Internal Control over Financial Reporting

The Managing Member is responsible for establishing and maintaining adequate internal control over the Fund's financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Managing Member's internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund's assets;

*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund's financial statements in accordance with generally accepted accounting principles, and that the Fund's receipts and expenditures are being made only in accordance with authorizations of the Managing Member's management and directors; and

*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund's assets that could have a material effect on the Fund's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. See Subsequent Events in Item 1 of this Report. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

The management of the Managing Member assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the Managing Member's internal control over financial reporting with respect to the Fund is effective based on those criteria.

This Report does not include an attestation report of the Fund's registered public accounting regarding control over financial reporting. The Managing Member's report was not subject to attestation by the Fund's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.  Other Information.

None

Part III

Item 10.  Directors and Executive Officers and Corporate Governance
The Fund is a Delaware limited liability company which acts through its corporate Managing Member. Accordingly, the Registrant has no Directors or Executive Officers.

The Managing Members of the Registrant during the year 2007 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 62, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 11.  Executive Compensation.

Although there are no executives of the Fund, the corporate Managing Member and certain persons Affiliated with the Managing Members are paid compensation that the Fund has elected to disclose on this Report. As described previously, upon opening of the Fund, the Managing Member will be paid fixed brokerage commissions of six percent (6%) per year, payable monthly, to cover the cost of the domestic trades entered by the CTAs. The corporate Managing Member retains the difference, if any, between the cost to enter the trades and the six percent (6%). It is also paid a 3% incentive fee on New Net Profits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Members owned more than five percent (5%) of the total equity of the Fund on December 31, 2007:

	Name			Percent Ownership
	Michael Pacult	50.0%

Michael Pacult invested personally as a non-managing Member to comply with the legal requirement that a limited liability company to be operated for tax purposes as a limited partnership must be formed by two or more people.

(b) As of December 31, 2007, the corporate Managing Member owned 1.00 Unit of Membership Interest, which constitutes the other 50.0% ownership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The Managing Member has sole discretion over the selection of trading advisors.. TriView Capital Management, Inc., the corporate Managing Member, is paid a fixed commission for trades and, therefore, it has a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

(1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2007 and 2006 were $0 and $8,690, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $9,836, and $1,538, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2007 and 2006 were $0 and $0, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $475, and $0, respectively.

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

3. List of those Exhibits required by Item 601 of Regulation S-K (Sec 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-119655 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302
32.2 Certification of CEO and CFO pursuant to Section 906

(b)	 Exhibits required by Item 601 of Regulation S-K (Sec 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:					TriView Global Fund, LLC
						By TriView Capital Management, Inc.
						Its Managing Member


Date: April 3, 2008			By: /s/ Michael Pacult
						Mr. Michael P. Pacult
						Sole Director, Sole Shareholder
						President and Treasurer

                           TRIVIEW GLOBAL FUND, LLC
                    (A Delaware Limited Liability Company)

                            FOR THE YEAR ENDED 2007
                        (With Auditors' Report Thereon)
























                               MANAGING MEMBER:
                       TriView Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                           TriView Global Fund, LLC
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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have audited the accompanying statements of assets and liabilities, of TriView Global Fund, LLC (a development stage enterprise) as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period then ended and the cumulative period from October 1, 2004 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. TriView Global Fund, LLC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TriView Global Fund, LLC internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, LLC as of December 31, 2007 and 2006, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period then ended and the cumulative period from October 1, 2004 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 29, 2008







       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities


							    December 31,
							2007		2006
Assets

  Cash							$150		$89

    Total assets					150		89

Liabilities

  Accrued expenses					1,627		103
  Due to related parties				116,197		79,060

    Total Liabilities					117,824		79,163

Net assets						$(117,674)	$(79,074)


Analysis of Net Assets

  Members						$(58,837)	$(39,537)
  Managing Members					(58,837)	(39,537)

    Net assets (equivalent to $(58,837.00)
     and $(39,537.00) per unit)				$(117,674)	$(79,074)


Membership units outstanding

  Members units outstanding				1.00		1.00
  Managing Members units outstanding			1.00		1.00

    Total Membership units outstanding			2.00		2.00


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations



														Cumulative
														Period From
														October 1, 2004
														(Date of Inception)
									Years ended December 31,		to December 31,
								2007		2006		2005		2007

Investment income

  Total investment income					$-		$-		$-		$-

Expenses

  Professional accounting and legal fees			29,629		26,839		6,507		65,981
  Other operating and administrative expenses			8,971		261		987		10,225

    Total expenses						38,600		27,100		7,494		76,206

      Net investment (loss)					(38,600)	(27,100)	(7,494)		(76,206)

        Net (decrease) in net assets resulting from operations	$(38,600)	$(27,100)	$(7,494)	$(76,206)


Net income per unit (for a unit outstanding for an entire year)
  Member unit							$(19,300.00)	$(13,550.00)	$(3,747.00)	$(38,103.00)
  Managing member unit						$(19,300.00)	$(13,550.00)	$(3,747.00)	$(38,103.00)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets




														Cumulative
														Period From
														October 1, 2004
														(Date of Inception)
									Years ended December 31,		to December 31,
								2007		2006		2005		2007


(Decrease) in net assets from operations
  Net investment (loss)						$(38,600)	$(27,100)	$(7,494)	$(76,206)

    Net (decrease) in net assets resulting from operations	(38,600)	(27,100)	(7,494)		(76,206)

  Capital contributions from members				-		-				2,000
  Initial offering costs					-		-		(43,468)	(43,468)

    Total (decrease) in net assets				(38,600)	(27,100)	(50,962)	(117,674)

  Net assets at the beginning of the year			(79,074)	(51,974)	(1,012)		-

  Net assets at the end of the year				$(117,674)	$(79,074)	$(51,974)	$(117,674)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows



														Cumulative
														Period From
														October 1, 2004
														(Date of Inception)
									Years ended December 31,		to December 31,
								2007		2006		2005		2007

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(38,600)	$(27,100)	$(7,494)	$(76,206)

Adjustments to reconcile net increase in net assets from operations to net cash (used in) operating activities:

  Increase in accrued expenses					1,524		103		-		1,627

    Net cash (used in) operating activities			(37,076)	(26,997)	(7,494)		(74,579)


Cash Flows from Investing Activities

  Initial offering costs					-		-		(19,754)	(43,468)

    Net cash (used in) investing activities			-		-		(19,754)	(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				37,137		26,199		26,141		116,197
  Initial member capital contributions				-		-		-		2,000

    Net cash provided by financing activities			37,137		26,199		26,141		118,197

      Net increase (decrease) in cash and cash equivalents	61		(798)		(1,107)		150

      Cash at the beginning of the period			89		887		1,994		-


      Cash at the end of the period				$150		$89		$887		$150

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$43,468		$43,468

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005


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

The Fund is in the development stage and its efforts through December 31, 2007 have been principally devoted to organizational activities.

2.	Significant Accounting Policies

Regulation - The Fund is a registrant (effective November 3, 2005) with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933. The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund, once it begins trading, will also be subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government, which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles (GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $116,197 and $79,060 as of December 31, 2007 and 2006, respectively.


Consequently, as of December 31, 2007 and 2006, the Net Asset Value Balance and Net Asset Value Per Unit for both financial reporting purposes and for all other purposes are as follows:

									Balance			Per Unit Calculation
								2007		2006		2007		2006
Net Asset Value for financial reporting purposes		$(117,674)	$(79,074)	$(58,837.00)	$(39,537.00)

Adjustment for initial offering costs				43,468		43,468		21,734.00	21,734.00
Adjustment for other offering, organizational and
 operating expenses						76,206		37,606		38,103.00	18,803.00

Net Asset Value for all other purposes				$2,000		$2,000		$1,000.00	$1,000.00

Number of Units											2.00		2.00


Registration Costs - Costs incurred for the initial filings with Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Costs and Organizational Expenses".

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005

2.	Significant Accounting Policies - Continued

Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes through December 31, 2007. There were no cash equivalents as of December 31, 2007, 2006 and 2005.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (FIN 48) entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB 109". FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on the Fund's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Fund's financial statements.

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

             For the Years Ended December 31, 2007, 2006 and 2005
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

At December 31, 2007, the last previously prepared Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005
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

Amounts due to related parties at December 31, 2007 and 2006 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, L.L.C., Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2007 and 2006:

					     December 31,
					2007		2006

Futures Investment Company		$52,533		$12,533
Ashley Capital Management, Inc.		26,475		27,976
TriView Capital Management, Inc.	1,958		3,320
Michael Pacult				35,231		35,231

Balance due to related parties		$116,197	$79,060


7.  Membership Unit Transactions

As of December 31, 2007, 2006 and 2005 membership units were valued at $(58,837), $(39,537.00) and $(25,987.00) per unit respectively for financial reporting purposes.

Transactions in membership units were as follows:

							Units						Amount
					2007		2006		2005		2007		2006		2005

Members Units
  Subscriptions				-		-		-		$-		$-		$-
  Redemptions				-		-		-		-		-		-
  Net decrease in net assets
   resulting from operations for the
   year ended 12/31			-		-		-		(19,300)	(13,550)	(3,747)
  Offering costs			-		-		-		-		-		(21,734)
    Total				-		-		-		(19,300)	(13,550)	(25,481)

Managing Members Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the year ended 12/31		-		-		-		(19,300)	(13,550)	(3,747)
  Offering costs			-		-		-		-		-		(21,734)
    Total				-		-		-		(19,300)	(13,550)	(25,481)

Total Units
  Subscriptions				-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Net decrease in net assets
   resulting from operations
   for the year ended 12/31		-		-		-		(38,600)	(27,100)	(7,494)
Offering costs				-		-		-		-		-		(43,468)
Total					-		-		-		$(38,600)	$(27,100)	$(50,962)

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005
8.	Concentrations

The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

9.  Derivative Financial Instruments and Fair Value of Financial Instruments

A derivative financial instrument is a financial agreement whose value is linked to, or derived from, the performance of an underlying asset. The underlying asset can be currencies, commodities, interest rates, stocks, or any combination. Changes in the underlying asset indirectly affect the value of the derivative. As the instruments are recognized at fair value, those changes directly affect reported income.

All investment holdings are recorded in the statement of financial condition at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

10.  Financial Instruments with Off-Balance Sheet Credit and Market Risk

All financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair market value, those changes directly affect reported income.

Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments. Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short. Generally, financial instruments can be closed. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor's investment strategies.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

11.  Indemnifications

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005


10.	Financial Highlights

The following information presents per unit operating performance data and other supplemental financial data for the year ended December 31, 2007, 2006 and 2005. This information has been derived from information presented in the financial statements.

														Period From
														October 1, 2004
														(Date of Inception)
									Years ended December 31,		to December 31,
								2007		2006		2005		2004


Performance per unit
  Net unit value, beginning of the year				$(39,537.00)	$(25,987.00)	$(506.00)	$-

  Net realized and unrealized gains and losses on
   commodity transactions					-		-		-
  Investment and other income					-		-		-
  Expenses							(19,300.00)	(13,550.00)	(3,747.00)	(506.00)
  Syndication costs transferred to capital			-		-		(21,734.00)	-
  Net (decrease) for the year					(19,300.00)	(13,550.00)	$(25,481.00)	$(506.00)

  Net unit value at the end of the year				$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)

  Net assets at the end of the year ($000)			$(118)		$(79)		$(52)		$1
  Total return							(39.24)%	(41.36)%	(28.29)%	(609.72)%

  Number of units outstanding at the end of  year		2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
    Investment and other income					0.00 %		0.00 %		0.00 %		0.00 %
    Expenses							(39.24)%	(41.36)%	(28.29)%	(609.72)%

Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2007, 2006 and 2005

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult				March 31, 2008
Michael Pacult	     				Date
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, LLC