Form 10-Q
period 2008-03-31
TriView Global Fund, LLC
filed 2008-05-20
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]     Accelerated filer [   ]
Non-accelerated filer [X]     Smaller Reporting Company[   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2008 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on November 3, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units in the face amount of $50,000,000 that it has registered; however, as of March 31, 2008, no sales have been made.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTAs") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. The Fund has engaged two CTAs to trade the Fund account, NuWave Investment Corp., 1099 Mt Kemble Ave, Morristown NJ 07960 and Spectrum Asset Management, LLC, 141 W. Jackson Blvd., Suite 1692, Chicago, IL 60604. Upon sale of the minimum of $2,060,000, trading will commence with equity divided between the CTAs 50% to NuWave and 50% to Spectrum. The Managing Member has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the members (investors). NuWave and Spectrum will each be paid an annual management fee of two percent (2%) of the equity assigned to them to manage, computed separately, plus a quarterly incentive fee of twenty percent (20%) of New Net Profit, also computed separately, as that term is defined in the Operating Agreement which governs the operation of the Fund. The CTAs have discretion to select and enter trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors.
The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The Fund will deposit its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Members are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering membership interests for sale and the operation of the Fund. The fixed costs of operation are a management and incentive fees to the CTAs as previously described, an incentive fee of 3% paid to the Managing Member, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting and legal fees that must be paid before the members may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The members are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units are sold. As of March 31, 2008, of the $50,000,000 of Units registered, $0 have been sold, and once they have been sold and redeemed, they will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered membership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the Managing Member.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and it's total NAV of $2,000 remained unchanged during and in between the three months ended
March 31, 2008 and March 31, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(10,214) [$(5,107) per Unit] and $(5,820) [$(2,910) per Unit] for the three months ended March 31, 2008 and March 31, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through March 31, 2008.

The Fund did not have any additions or withdrawals during or in between the three months ended March 31, 2008 and March 31, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the General Partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent CPA Firm and then are reviewed each quarter and audited each year by a different independent CPA firm.

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this Report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the General Partner, the Trading Advisor and the Placement Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The Fund has no involvement in the claims against the FCM described above.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2007 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
 					TriView Global Fund, LLC
					By TriView Capital Management, Inc.
					Its Managing Member


					By: /s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
 					President, and Treasurer of the Managing Member
Date:  May 20, 2008

                           TRIVIEW GLOBAL FUND, LLC
                    (A Delaware Limited Liability Company)

                   For the Three Months Ended March 31, 2008

























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of March 31, 2008, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2008 and 2007 and the cumulative period from October 1, 2004 (date of inception) to March 31, 2008. These financial statements are the responsibility of the Company's management.

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

"We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company as of December 31, 2007 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived."

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2008



       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

                                   				(A Review)
 								March 31,	December 31,
  								2008		2007
Assets

  Cash								$308		$150

  Total assets							308		150

Liabilities

  Accrued expenses						-		1,627
  Due to related parties					128,196		116,197

    Total Liabilities						128,196		117,824

Net assets							$(127,888)	$(117,674)


Analysis of Net Assets

  Members							$(63,944)	$(58,837)
  Managing Members						(63,944)	(58,837)

  Net assets (equivalent to $(63,944.00)
   and $(58,837.00) per unit)					$(127,888)	$(117,674)


Membership units outstanding

  Members units outstanding					1.00		1.00
  Managing Members units outstanding				1.00		1.00

  Total Membership units outstanding				2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

  														Cumulative
  														Period From
  														October 1, 2004
  														(Date of Inception)
  										Three months Ended March 31,	to March 31,
  										2008		2007		2008

Investment income

    Total investment income							$-		$-		$-

Expenses

  Professional accounting and legal fees					5,607		5,680		71,588
  Other operating and administrative expenses					4,607		140		14,832

    Total expenses								10,214		5,820		86,420

    Net investment (loss)							(10,214)	(5,820)		(86,420)

  Net (decrease) in net assets resulting from operations			$(10,214)	$(5,820)	$(86,420)


Net income (loss) per unit (for a unit outstanding during the entire period)
  Member unit									$(5,107.00)	$(2,910.00)	$(43,210.00)
  Managing member unit								$(5,107.00)	$(2,910.00)	$(43,210.00)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)


  														Cumulative
  														Period From
  														October 1, 2004
  														(Date of Inception)
  										Three months Ended March 31,	to March 31,
  										2008		2007		2008


(Decrease) in net assets from operations
Net investment (loss)								$(10,214)	$(5,820)	$(86,420)

Net (decrease) in net assets resulting from operations				(10,214)	(5,820)		(86,420)

Capital contributions from members						-		-		2,000
Initial offering costs								-		-		(43,468)

  Total (decrease) in net assets						(10,214)	(5,820)		(127,888)

Net assets at the beginning of the period					(117,674)	(79,074)	-

Net assets at the end of the period						$(127,888)	$(84,894)	$(127,888)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)

  														Cumulative
  														Period From
  														October 1, 2004
  														(Date of Inception)
  										Three months Ended March 31,	to March 31,
  										2008		2007		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations				$(10,214)	$(5,820)	$(86,420)

Adjustments to reconcile net increase in net assets from operations to net cash (used in) operating activities:

  Increase in accrued expenses							(1,627)		(103)		-

  Net cash (used in) operating activities					(11,841)	(5,923)		(86,420)


Cash Flows from Investing Activities

  Initial offering costs							-		-		(43,468)

  Net cash (used in) investing activities					-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties						11,999		6,099		128,196
  Initial member capital contributions						-		-		2,000

  Net cash provided by financing activities					11,999		6,099		130,196

  Net increase in cash and cash equivalents					158		176		308

  Cash at the beginning of the period						150		89		-


  Cash at the end of the period							$308		$265		$308

Non-Cash Activities

  Initial offering costs charged to net assets					$-		$-		$43,468

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  Three Months Ended March 31, 2008 and 2007
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

  The Fund is in the development stage and its efforts through March 31, 2008 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $128,196 and $116,197 as of March 31, 2008 and December 31, 2007, respectively.


  Consequently, as of March 31, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

										  Balance			Per Unit Calculation
									  March 31,	December 31,	March 31,	December 31,
 									 2008		2007		2008		2007
  Net Asset Value for financial reporting purposes			$(127,888)	$(117,674)	$(63,944.00)	$(58,837.00)

  Adjustment for initial offering costs					43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational and operating expenses	86,420		76,206		43,210.00	38,103.00

  Net Asset Value for all other purposes				$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units											2.00		2.00


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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended March 31, 2008 and 2007. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

                  Three Months Ended March 31, 2008 and 2007
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

                  Three Months Ended March 31, 2008 and 2007
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

  Amounts due to related parties at March 31, 2008 and December 31, 2007 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, LLC, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2008 and December 31, 2007:

  						March 31,	December 31,
  						2008		2007

  Futures Investment Company			$64,532		$52,533
  Ashley Capital Management, Inc.		26,475		26,475
  TriView Capital Management, Inc.		1,958		1,958
  Michael Pacult				35,231		35,231

  Balance due to related parties		$128,196	$116,197


7.  Membership Unit Transactions

  As of March 31, 2008 and March 31, 2007 partnership units were valued at $(63,944.00) and $(58,837.00), respectively.

  Transactions in membership units were as follows:

  							Units				Amount
  						2008		2007		2008		2007

  Members Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting
   from operations for the period ended 3/31	-		-		(5,107)		(2,910)
  Offering costs						-		-		-	-
  Total						-		-		(5,107)		(2,910)

  Managing Members Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting
   from operations for the period ended 3/31	-		-		(5,107)		(2,910)
  Offering costs				-		-		-		-
  Total						-		-		(5,107)		(2,910)

  Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-
  Net decrease in net assets resulting
   from operations for the period ended 3/31	-		-		(10,214)	(5,820)
  Offering costs				-		-		-		-
  Total						-		-		$(10,214)	$(5,820)

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  Three Months Ended March 31, 2008 and 2007
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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

10.	Financial Highlights

  The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.


  								2008		2007
  Performance per unit
  Net unit value, beginning of the period			$(58,837.00)	$(39,537.00)

  Net realized and unrealized gains and losses on
  commodity transactions					-		-
  Investment and other income					-		-
  Expenses (1)							(5,107.00)	(2,910.00)
  Syndication costs transferred to capital			-	-
  Net (decrease) for the period					(5,107.00)	(2,910.00)

  Net unit value at the end of the period			$(63,944.00)	$(42,447.00)

  Net assets at the end of the period ($000)			$(128)		$(85)
  Total return (2)						(8.68)%		(7.36)%

  Number of units outstanding at the end of period		2.00		2.00

  Supplemental Data
  Ratio to average net assets
  Investment and other income (3)				0.00 %		0.00 %
  Expenses (3)							(34.72)%	(29.44)%

  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Investment and other income and expenses are calculated using the average number of units outstanding during the period. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

  (2) Not annualized

  (3) Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
                  Three Months Ended March 31, 2008 and 2007

 ****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				May 20, 2008
  Michael Pacult				Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC

Exhibit 31.01
                                 CERTIFICATION

I, Michael Pacult, hereby certify that:

1.   I have reviewed this quarterly report on Form 10-Q of TriView Global
Fund, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


By: /s/ Michael Pacult
Michael Pacult
President of TriView Capital Management, Inc.
Managing Member of the Registrant

Date:	May 20, 2008

EXHIBIT 32.01

                  CERTIFICATION BY CHIEF EXECUTIVE OFFICER &
                            CHIEF FINANCIAL OFFICER

I, Michael Pacult, the Chief Executive Officer and Chief Financial Officer of TriView Capital Management, Inc. as managing member of TriView Global Fund, LLC, certify that (i) the Form 10-Q for the period ended March 31, 2008 of TriView Global Fund, LLC fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended March 31, 2008 fairly presents, in all material respects, the financial condition and results of operations of TriView Global Fund, LLC.


TRIVIEW GLOBAL FUND, LLC
By:	TriView Capital Management, Inc., Managing Member


By: /s/ Michael Pacult
Michael Pacult
Chief Executive Officer &
Chief Financial Officer

Date:	May 20, 2008