Form 10-Q
period 2008-06-30
TriView Global Fund, LLC
filed 2008-08-14
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

Large accelerated filer [   ]     Accelerated filer 		[   ]
Non-accelerated filer 	[ X ]     Smaller Reporting Company	[   ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2008 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on November 3, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units in the face amount of $50,000,000 that it has registered; however, as of June 30, 2008, no sales have been made.

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

Assets

The Fund assets will consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The Fund will deposit its cash with one or more futures commission merchants (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Members are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering membership interests for sale and the operation of the Fund. The fixed costs of operation are a management and incentive fees to the CTAs as previously described, an incentive fee of 3% paid to the Managing Member, fixed annual brokerage commissions of 6%, an annual continuing service fee of 3%, and accounting, legal and other operating fees that must be paid before the members may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The members are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units is sold. As of June 30, 2008, of the $50,000,000 of Units registered, $0 have been sold, and once they have been sold and redeemed, they will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered membership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the Managing Member.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the six months ended June 30, 2008 and June 30, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(22,722) [$(11,361) per Unit] and $(16,186) [$(8,093) per Unit] for the six
months ended June 30, 2008 and June 30, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through June 30, 2008.

The Fund did not have any additions or withdrawals during or in between the six months ended June 30, 2008 and June 30, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its Managing Member, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events. Neither the Fund nor the Managing Member is a party to any of these events and they are included in reliance upon a report supplied by MFG without verification by the Managing Member.
MFG has represented to the Managing Member that that none of the events it has reported below will not now, or at any time in the future, interfere with its performance as the FCM for the Fund's account.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Managing Member, the Trading Advisor and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MF Global's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

In May 2007, MFG and two of its employees received what is commonly referred to as a "Wells notice" from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades MFG executed in 2004 for a customer and reported to NYMEX. The notice indicates that the Division of Enforcement is considering recommending to the CFTC that a civil proceeding be commenced against MFG and the two employees, in which the CFTC would assert that MFG and the two employees violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that MFG and the individuals presented or participated in the submission of information to NYMEX that falsely represented the dates on which the trades in question occurred. MFG and the individuals dispute these contentions. It is not yet certain what action the CFTC will take, but see the reference to a $10.0 million accrual above.

Additionally, MF Global is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorney's Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker is a target of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
 				TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member


				By: 	/s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the Managing Member
Date:  August 14, 2008

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                        Six Months Ended June 30, 2008

























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of June 30, 2008, and the related statements of operations for the three months and six months ended June 30, 2008 and 2007 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2008, changes in net assets and cash flows for the six months ended June 30, 2008 and 2007 and for the cumulative period from October 1, 2004 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Fund's management.

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
Lincolnshire, Illinois
August 11, 2008







       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities
                                   (A Review)

  							June 30,	December 31,
  							2008		2007
Assets

  Cash							$(899)		$150

    Total assets					(899)		150

Liabilities

  Accrued expenses					-		1,627
  Due to related parties				139,497		116,197

    Total liabilities					139,497		117,824

Net assets						$(140,396)	$(117,674)


Analysis of net assets

  Member						$(70,198)	$(58,837)
  Managing member					(70,198)	(58,837)

    Net assets (equivalent to $(70,198.00) and
     $(58,837.00) per unit)				$(140,396)	$(117,674)


Membership units outstanding

  Member unit outstanding				1.00		1.00
  Managing member unit outstanding			1.00		1.00

    Total membership units outstanding			2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

															Cumulative
															Period From
															October 1, 2004
															(Date of Inception)
  							Three Months Ended June 30,	Six Months Ended June 30,	to June 30,
 							2008		2007		2008		2007		2008

Investment income

  Total investment income				$-		$-		$-		$-		$-

Expenses

  Professional accounting and legal fees		4,197		6,760		9,804		12,440		75,785
  Other operating and administrative expenses		8,311		3,606		12,918		3,746		23,143

    Total expenses					12,508		10,366		22,722		16,186		98,928

      Net investment loss				(12,508)	(10,366)	(22,722)	(16,186)	(98,928)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized and unrealized income from investments
   and foreign currency					-		-		-		-		-

      Net decrease in net assets resulting from
       operations					$(12,508)	$(10,366)	$(22,722)	$(16,186)	$(98,928)


Net income per unit (for a single unit outstanding
 during the entire period)
  Member unit						(6,254.00)	(5,183.00)	(11,361.00)	(8,093.00)	(49,464.00)
  Managing member unit					(6,254.00)	(5,183.00)	(11,361.00)	(8,093.00)	(49,464.00)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

												Cumulative
												Period From
												October 1, 2004
												(Date of Inception)
								Six Months Ended June 30,	to June 30,
  								2008		2007		2008


(Decrease) in net assets from operations
  Net investment (loss)						$(22,722)	$(16,186)	$(98,928)

    Net (decrease) in net assets resulting from operations	(22,722)	(16,186)	(98,928)

  Capital contributions from members				-		-		2,000
  Initial offering costs					-		-		(43,468)

    Total (decrease) in net assets				(22,722)	(16,186)	(140,396)

  Net assets at the beginning of the period			(117,674)	(79,074)	-

  Net assets at the end of the period				$(140,396)	$(95,260)	$(140,396)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)

													Cumulative
													Period From
													October 1, 2004
													(Date of Inception)
									Six Months Ended June 30,	to June 30,
  									2008		2007		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(22,722)	$(16,186)	$(98,928)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Increase (decrease) in accrued expenses				(1,627)		6,342		-

    Net cash (used in) operating activities				(24,349)	(9,844)		(98,928)


Cash Flows from Investing Activities

  Initial offering costs						-		-		(43,468)

    Net cash (used in) investing activities				-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties					23,300		9,800		139,497
  Initial member capital contributions					-		-		2,000

    Net cash provided by financing activities				23,300		9,800		141,497

    Net (decrease) in cash						(1,049)		(44)		(899)

    Cash at the beginning of the period					150		89		-


    Cash at the end of the period					$(899)		$45		$(899)

Non-Cash Activities

  Initial offering costs charged to net assets				$-		$-		$43,468


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                    Six Months Ended June 30, 2008 and 2007
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

  The Fund is in the development stage and its efforts through June 30, 2008 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $139,497 and $116,197 as of June 30, 2008 and December 31, 2007, respectively.


  Consequently, as of June 30, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

  									Balance			Per Unit Calculation
  								June 30,	December 31,	June 30,	December 31,
 								2008		2007		2008		2007

  Net Asset Value for financial reporting purposes		$(140,396)	$(117,674)	$(70,198.00)	$(58,837.00)

  Adjustment for initial offering costs				43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational and operating
   expenses							98,928		76,206		49,464.00	38,103.00

  Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units										2.00		2.00


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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended June 30, 2008 and 2007. There were no cash equivalents as of June 30, 2008 and December 31, 2007.

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

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 did not have a material impact on the Fund's financial statements.

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

                    Six Months Ended June 30, 2008 and 2007
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

  At June 30, 2008, the last previously prepared Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

                    Six Months Ended June 30, 2008 and 2007
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

  Amounts due to related parties at June 30, 2008 and December 31, 2007 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, LLC, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of June 30, 2008 and December 31, 2007:

  						June 30		December 31,
  						2008		2007

  Futures Investment Company			$75,833		$52,533
  Ashley Capital Management, Inc.		26,475		26,475
  TriView Capital Management, Inc.		1,958		1,958
  Michael Pacult				35,231		35,231

  Balance due to related parties		$139,497	$116,197


7.  Membership Unit Transactions

As of June 30, 2008 and 2007 membership units were valued at $(70,198) and $(47,630), respectively.

  Transactions in membership units were as follows:

  						Units				Amount
  					2008		2007		2008		2007

  Members Units
  Subscriptions				-		-		$-		$-
  Redemptions				-		-		-		-
  Net decrease in net assets resulting
   from operations for the period ended
   6/30					-		-		-		-
  Offering costs			-		-		-		-
  Total					-		-		-		-

  Managing Members Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Net decrease in net assets resulting
   from operations for the period ended
   6/30					-		-		-		-
  Offering costs			-		-		-		-
  Total					-		-		-		-

  Total Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Net decrease in net assets resulting
   from operations for the period ended
   6/30					-		-		-		-
  Offering costs			-		-		-		-
  Total					-		-		$-		$-

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                    Six Months Ended June 30, 2008 and 2007
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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)


12.	Financial Highlights

  						Three Months Ended		Six Months Ended
  						June 30,			June 30,

 						2008		2007		2008		2007
  Performance per unit (1)

  Net unit value, beginning of period		$(63,944.00)	($42,447.00)	$(58,837.00)	$(39,537.00)

  Net realized and unrealized gains and
   losses on commodity transactions		-		-		-	-
  Investment and other income			-		-		-	-
  Expenses					(6,254.00)	(5,183.00)	(11,361.00)	(8,093.00)

  Net (decrease) for the period			(6,254.00)	(5,183.00)	(11,361.00)	(8,093.00)

  Net unit value at the end of period		$(70,198.00)	($47,630.00)	$(70,198.00)	$(47,630.00)

  Net assets at the end of period (000)		(140)		(85)		(140)		(95)

  Total return (2)				-9.78%		-12.21%		-19.31%		-20.47%

  Number of units outstanding at the end of
   the period					2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
    Investment and other income (3)		0.00%		0.00%		0.00%		0.00%
    Expenses (3)				-39.12%		-48.84%		-38.62%		-40.94%

  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized

                           TriView Global Fund, LLC
                    Affirmation of Commodity Pool Operator
                    Six Months Ended June 30, 2008 and 2007

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				August 14, 2008
  Michael Pacult	         		Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC