Form 10-Q
period 2008-09-30
TriView Global Fund, LLC
filed 2008-11-19
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [ X ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2008 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on November 3, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units in the face amount of $50,000,000 that it has registered; however, as of September 30, 2008, no sales have been made.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The members are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units is sold. As of September 30, 2008, of the $50,000,000 of Units registered, $0 have been sold, and once they have been sold and redeemed, they will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered membership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the Managing Member.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the nine months ended September 30, 2008 and September 30, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(29,696 [$(14,848) per Unit] and $(25,538) [$(12,769) per Unit] for the nine months ended September 30, 2008 and September 30, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through September 30, 2008.

The Fund did not have any additions or withdrawals during or in between the nine months ended September 30, 2008 and September 30, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
 				TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
 				President, and Treasurer of the Managing Member

Date:  November 19, 2008

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                 Nine Months Ended September 30, 2008 and 2007

























                               MANAGING MEMBER:
                       TriView Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS



  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to Financial Statements					F-7 - F-12

  Affirmation of the Commodity Pool Operator			F-13

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of September 30, 2008, and the related statements of operations for the three and nine months ended September 30, 2008 and 2007 and the cumulative period October 1, 2004 (date of inception) to September 30, 2008, changes in net assets and cash flows for the nine months ended September 30, 2008 and 2007 and the cumulative period from October 1, 2004 (date of inception) to September 30, 2008. These financial statements are the responsibility of the Company's management.

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

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
November 18, 2008

        300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax: (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities
                                   (A Review)

							September 30,	December 31,
  							2008		2007
Assets

  Cash							$527		$150

    Total assets					527		150

Liabilities

  Accrued expenses					-		1,627
  Due to related parties				147,897		116,197

    Total liabilities					147,897		117,824

Net assets						$(147,370)	$(117,674)


Analysis of net assets

  Members						$(73,685)	$(58,837)
  Managing members					(73,685)	(58,837)

    Net assets (equivalent to $(73,685.00)
     and $(58,837.00) per unit)				$(147,370)	$(117,674)


Membership units outstanding

  Members units outstanding				1.00		1.00
  Managing members units outstanding			1.00		1.00

    Total membership units outstanding			2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

  																Cumulative
  																Period From
  																October 1, 2004
  																(Date of Inception)
							       Three Months Ended September 30,	Nine Months Ended September 30,	to September 30,
  								2008		2007		2008		2007		2008

Investment income

  Total investment income					$-		$-		$-		$-		$-

Expenses

  Professional accounting and legal fees			5,966		4,128		15,770		16,568		81,751
  Other operating and administrative expenses			1,008		5,224		13,926		8,970		24,151

    Total expenses						6,974		9,352		29,696		25,538		105,902

      Net investment loss					(6,974)		(9,352)		(29,696)	(25,538)	(105,902)

Realized and unrealized (loss) from investments and foreign currency

    Net realized and unrealized income from investments
     and foreign currency					-		-		-		-		-

      Net decrease in net assets resulting from operations	$(6,974)	$(9,352)	$(29,696)	$(25,538)	$(105,902)


Net income per unit
  Member unit							(3,487.00)	(4,676.00)	(14,848.00)	(12,769.00)	(52,951.00)
  Managing member unit						(3,487.00)	(4,676.00)	(14,848.00)	(12,769.00)	(52,951.00)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

														Cumulative
														Period From
														October 1, 2004
														(Date of Inception)
  									Nine Months Ended September 30,		to September 30,
  									2008		2007			2008


(Decrease) in net assets from operations
  Net investment (loss)							$(29,696)	$(25,538)		$(105,902)

    Net (decrease) in net assets resulting from operations		(29,696)	(25,538)		(105,902)

  Capital contributions from members					-		-			2,000
  Initial offering costs						-		-			(43,468)

  Total (decrease) in net assets					(29,696)	(25,538)		(147,370)

    Net assets at the beginning of the period				(117,674)	(79,074)		-

    Net assets at the end of the period					$(147,370)	$(104,612)		$(147,370)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)

														Cumulative
														Period From
														October 1, 2004
														(Date of Inception)
  									Nine Months Ended September 30,		to September 30,
  									2008		2007			2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(29,696)	$(25,538)		$(105,902)

Adjustments to reconcile net increase in net assets from operations to net cash (used in) operating activities:

    Increase in accrued expenses					(1,627)		3,030			-

      Net cash (used in) operating activities				(31,323)	(22,508)		(105,902)


Cash Flows from Investing Activities

    Initial offering costs						-		-			(43,468)

      Net cash (used in) investing activities				-		-			(43,468)


Cash Flows from Financing Activities

    Increase in due to related parties					31,700		22,567			147,897
    Increase in due to outside parties					-		-			2,000

      Net cash provided by financing activities				31,700		22,567			149,897

        Net increase in cash and cash equivalents			377		59			527

        Cash at the beginning of the period				150		89			-


        Cash at the end of the period					$527		$148			$527

Non-Cash Activities

  Initial offering costs charged to net assets				$-		$-			$43,468

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                 Nine Months Ended September 30, 2008 and 2007
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

  The Fund is in the development stage and its efforts through September 30, 2008 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $147,897 and $116,197 as of September 30, 2008 and December 31, 2007, respectively.


  Consequently, as of September 30, 2008 and December 31, 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

  								Balance				Per Unit Calculation
  							September 30,	December 31,	September 30,	December 31,
 							 2008		2007		2008		2007
  Net Asset Value for financial reporting purposes	$(147,370)	$(117,674)	$(73,685.00)	$(58,837.00)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
   and operating expenses				105,902		76,206		52,951.00	38,103.00

  Net Asset Value for all other purposes		$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units									2.00		2.00


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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)


2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended September 30, 2008 and 2007. There were no cash equivalents as of September 30, 2008 and December 31, 2007.

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

                 Nine Months Ended September 30, 2008 and 2007
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

  Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the managing member no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the managing member may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no redemption fee in the thirteenth month or thereafter.

5.	Fees

  At September 30, 2008, the last previously prepared Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

                 Nine Months Ended September 30, 2008 and 2007
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

  Amounts due to related parties at September 30, 2008 and December 31, 2007 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, LLC, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of September 30, 2008 and December 31, 2007:

  					September 30,	December 31,
  					2008		2007

  Futures Investment Company		$84,233		$52,533
  Ashley Capital Management, Inc.	26,475		26,475
  TriView Capital Management, Inc.	1,958		1,958
  Michael Pacult			35,231		35,231

  Balance due to related parties	$147,897	$116,197


7.  Membership Unit Transactions

  As of September 30, 2008 and September 30, 2007 membership units were valued at $(73,685.00) and $(52,306.00), respectively.

  Transactions in membership units were as follows:

  							Units				Amount
  						2008		2007		2008		2007

  Members Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 9/30		-		-		(14,848)	(12,769)
  Offering costs				-		-		-		-
    Total					-		-		(14,848)	(12,769)

  Managing Members Units
  Subscriptions	-	-	-	-
  Redemptions	-	-	-	-
  Net decrease in net assets resulting from
   operations for the period ended 9/30		-		-		(14,848)	(12,769)
  Offering costs				-		-		-		-
    Total					-		-		(14,848)	(12,769)

  Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 9/30		-		-		(29,696)	(25,538)
  Offering costs				-		-		-		-
    Total					-		-		$(29,696)	$(25,538)

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                 Nine Months Ended September 30, 2008 and 2007
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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)


12.	Financial Highlights

								Three Months Ended		Nine Months Ended
  								September 30,			September 30,
  							2008		2007		2008		2007
  Performance per unit (1)

  Net unit value, beginning of period			$(70,198.00)	($47,630.00)	$(58,837.00)	$(39,537.00)

  Net realized and unrealized gains and
   losses on commodity transactions			-		-		-		-
  Investment and other income				-		-		-		-
  Expenses						(3,487.00)	(4,676.00)	(14,848.00)	(12,769.00)

  Net (decrease) for the period				(3,487.00)	(4,676.00)	(14,848.00)	(12,769.00)

  Net unit value at the end of period			$(73,685.00)	($52,306.00)	$(73,685.00)	$(52,306.00)

  Net assets at the end of period (000)			(147)		(105)		(147)		(105)

  Total return (2)					-4.97%		-9.82%		-25.24%		-32.30%

  Number of units outstanding at the end of the period	2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
   Investment and other income (3)			0.00%		0.00%		0.00%		0.00%
   Expenses (3)						-19.87%		-39.27%		-33.65%		-43.06%

  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Investment and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
                 Nine Months Ended September 30, 2008 and 2007

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				November 19, 2008
  Michael Pacult				Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC