Form 10-K
period 2008-12-31
TriView Global Fund, LLC
filed 2009-04-01
CIK 1305631

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	 to
Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

Delaware			20-1689686
State or other jurisdiction of			(I.R.S. Employer
incorporation or organization			Identification No.)

505 Brookfield Drive, Dover, DE			19901
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class			Name of each exchange on which registered
None			None

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

                                    PART I

Item 1.  Business

On November 3, 2005, the registration statement filed by TriView Global Fund, LLC, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The Fund intends to sell the membership interests at the initial price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. The $1,000 per Unit value is for initial subscription and redemption purposes only, and a separate per Unit value is calculated for financial reporting purposes and on the close of the last business day of the month. As of December 31, 2008, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. The Managing Member, in its sole discretion, selects the CTA and the amount of equity assigned to the CTAs, from time to time.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Fund, the Managing Member, the Trading Advisor and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

Following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2008, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.

										Years Ended December 31,
  							2008		2007		2006		2005
  Performance per unit (1)

  Net unit value, beginning of period			$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)	$-

  Net realized and unrealized gains and
  losses on commodity transactions			-		-		-		-		-
  Investment and other income				-		-		-		-		-
  Expenses						(21,079.00)	(19,300.00)	(13,550.00)	(3,747.00)	(506.00)
  Syndication costs transferred to capital		(21,734.00)
  Net (decrease) for the period				(21,079.00)	(19,300.00)	(13,550.00)	(25,481.00)	(506.00)

  Net unit value at the end of the year			$(79,916.00)	$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)

  Net assets at the end of the year (000)		($160)		($118)		($79)		($52)		$1

  Total return						(35.83)%	(39.24)%	(41.36)%	(28.29)%	(609.72)%

  Number of units outstanding at the end of the year	2.00		2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
  Investment and other income				0.00 %		0.00 %		0.00 %		0.00 %		0.00 %
  Expenses						(35.83)%	(39.24)%	(41.36)%	(28.29)%	(609.72)%

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

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2008 and 2007.

							 	2008								2007
					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr
Total Investment Gain			-		-		-		-		-		-		-		-
Net Income (Loss)			(10,214)	(12,508)	(6,974)		(12,462)	(5,820)		(10,366)	(9,352)		(13,062)
Net Income (Loss) per membership unit	(5,107.00)	(6,254.00)	(3,487.00)	(6,231.00)	(2,910.00)	(5,183.00)	(4,676.00)	(6,531.00)
Net Income (Loss) per managing
 member unit				(5,107.00)	(6,254.00)	(3,487.00)	(6,231.00)	(2,910.00)	(5,183.00)	(4,676.00)	(6,531.00)
Net asset value per membership unit
 at the end of period.			(63,944.00) 	(70,198.00)	(73,685.00)	 (79,916.00)	(42,447.00)	(47,630.00)	(52,306.00)	(58,837.00)
Capitalized Syndication Costs		-		-		-		-		-		-		-		-

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the twelve months ended December 31, 2008 and December 31, 2007.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(42,158) [$(21,079) per Unit] and $(38,600) [$(19,300) per Unit] for the
twelve months ended December 31, 2008 and December 31, 2007. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.
The Fund has not paid any commissions or earned any interest income from inception through December 31, 2008.
The Fund did not have any additions or withdrawals during or in between the twelve months ended December 31, 2008 and December 31, 2007.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2008.
Off-Balance Sheet Risk

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

Item 8.  Financial Statements and Supplementary Data.
The Fund financial statements as of December 31, 2008, were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6, Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Managing Member's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the Managing Member assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the Managing Member's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The Managing Members of the Registrant during the year 2008 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 64, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) The following Members owned more than five percent (5%) of the total equity of the Fund on December 31, 2008:

	Name				Percent Ownership
	Michael Pacult		50.0%

Michael Pacult invested personally as a non-managing Member to comply with the legal requirement that a limited liability company to be operated for tax purposes as a limited partnership must be formed by two or more people.

 (b) As of December 31, 2008, the corporate Managing Member owned 1.00 Unit of Membership Interest, which constitutes the other 50.0% ownership.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The Managing Member has sole discretion over the selection of trading advisors. TriView Capital Management, Inc., the corporate Managing Member, is paid a fixed commission for trades and, therefore, it has a potential conflict in the selection of a CTA that makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
 (1)	Audit Fees

The fees and costs paid to Jordan, Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2008 and 2007 were $6,225 and $9,836, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Jordan, Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2008 and 2007 were $500 and $475, respectively.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member


Date: March 30, 2009		By: /s/ Michael Pacult
				Mr. Michael P. Pacult
				Sole Director, Sole Shareholder
				President and Treasurer

                            TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                                 ANNUAL REPORT

                               December 31, 2008























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of TriView Global Fund, LLC (a Development Stage Enterprise) as of December 31, 2008 and 2007 and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2008 and the cumulative period from October 1, 2004 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, LLC as of December 31, 2008 and 2007, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2008, and the cumulative period from October 1, 2004 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
February 27, 2009



       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities
                           December 31, 2008 and 2007

  							2008		2007
Assets

  Cash							$434		$150

    Total assets					434		150

Liabilities

  Accrued expenses					244		1,627
  Due to related parties				160,022		116,197

    Total liabilities					160,266		117,824

Net assets						$(159,832)	$(117,674)


Analysis of net assets

  Members						$(79,916)	$(58,837)
  Managing members					(79,916)	(58,837)

    Net assets (equivalent to $(79,916.00) and
     $(58,837.00) per unit)				$(159,832)	$(117,674)


Membership units outstanding

  Members units outstanding				1.00		1.00
  Managing members units outstanding			1.00		1.00

    Total membership units outstanding			2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

       For the Years Ended December 31, 2008, 2007 and 2006 and the Cumulative Period from October 1, 2004 (Inception) to December 31, 2008

														Cumulative
														Period From
														October 1, 2004
														(Inception)
  														to December 31,
  								2008		2007		2006		2008

Investment income

  Total investment income					$-		$-		$-		$-

Expenses

  Professional accounting and legal fees			22,632		29,629		26,839		88,613
  Other operating and administrative expenses			19,526		8,971		261		29,751

    Total expenses						42,158		38,600		27,100		118,364

      Net investment (loss)					(42,158)	(38,600)	(27,100)	(118,364)

Realized and unrealized (loss) from investments and foreign currency

  Net realized and unrealized income from investments
   and foreign currency						-		-		-		-

    Net (decrease) in net assets resulting from operations	$(42,158)	$(38,600)	$(27,100)	$(118,364)


Net income per unit
  Member unit							(21,079.00)	(19,300.00)	(13,550.00)	(59,182.00)
  Managing member unit						(21,079.00)	(19,300.00)	(13,550.00)	(59,182.00)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

         For the Years Ended December 31, 2008, 2007 and 2006 and the Cumulative Period from October 1, 2004 (Inception) to December 31, 2008

														Cumulative
														Period From
														October 1, 2004
														(Inception)
  														to December 31,
  								2008		2007		2006		2008


(Decrease) in net assets from operations
  Net investment (loss)						$(42,158)	$(38,600)	$(27,100)	$(118,364)

    Net (decrease) in net assets resulting from operations	(42,158)	(38,600)	(27,100)	(118,364)

  Capital contributions from members				-		-		-		2,000
  Initial offering costs					-		-		-		(43,468)

      Total (decrease) in net assets				(42,158)	(38,600)	(27,100)	(159,832)

  Net assets at the beginning of the period			(117,674)	(79,074)	(51,974)	-

  Net assets at the end of the period				$(159,832)	$(117,674)	$(79,074)	$(159,832)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

         For the Years Ended December 31, 2008, 2007 and 2006 and the Cumulative Period from October 1, 2004 (Inception) to December 31, 2008

														Cumulative
														Period From
														October 1, 2004
														(Inception)
  														to December 31,
  								2008		2007		2006		2008

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(42,158)	$(38,600)	$(27,100)	$(118,364)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:

   Increase (decrease) in accrued expenses			(1,383)		1,524		103		244

     Net cash (used in) operating activities			(43,541)	(37,076)	(26,997)	(118,120)


Cash Flows from Investing Activities

  Initial offering costs					-		-		-		(43,468)

    Net cash (used in) investing activities			-		-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				43,825		37,137		26,199		160,022
  Initial member capital contributions				-		-		-		2,000

    Net cash provided by financing activities			43,825		37,137		26,199
	162,022

      Net increase (decrease) in cash and cash equivalents	284		61		(798)		434

      Cash at the beginning of the period			150		89		887		-


      Cash at the end of the period				$434		$150		$89		$434

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$-		$43,468

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                          December 31, 2008 and 2007


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

  The Fund is in the development stage and its efforts through December 31, 2008 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $160,022. and $116,197 as of December 31, 2008 and 2007, respectively.


  Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

 									Balance			Per Unit Calculation
  									December 31,			December 31,
 								 2008		2007		2008		2007

  Net Asset Value for financial reporting purposes		$(159,832)	$(117,674)	$(79,916.00)	$(58,837.00)

  Adjustment for initial offering costs				43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
   and operating expenses					118,364		76,206		59,182.00	38,103.00

  Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units										2.00		2.00


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

                          December 31, 2008 and 2007

2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2008, 2007 and 2006. There were no cash equivalents as of December 31, 2008, 2007 and 2006.

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

  Recently Issued Accounting Pronouncements


  The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quotes prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

  As of and for the year ended December 31, 2008, the Fund had no investments.

  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivate instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statement issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statement disclosures.


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

                          December 31, 2008 and 2007

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

  At December 31, 2008, the last previously prepared Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

  Amounts due to related parties at December 31, 2008 and 2007 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, LLC, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2008 and 2007:

  							December 31,
  						2008		2007

  Futures Investment Company			$96,358		$52,533
  Ashley Capital Management, Inc.		26,475		26,475
  TriView Capital Management, Inc.		1,958		1,958
  Michael Pacult				35,231		35,231

  Balance due to related parties		$160,022	$116,197


7.  Membership Unit Transactions

  As of December 31, 2008, 2007 and 2006 membership units were valued at $(79,916.00), $(58,837.00) and $(39,537.00) respectively.

  Transactions in membership units were as follows:

  							Units						Amount
  					2008		2007		2006		2008		2007		2006

Members Units
  Subscriptions				-		-		-		$-		$-		$-
  Redemptions				-		-		-		-		-		-
  Net decrease in net assets resulting
   from operations for the year ended
   12/31				-		-		-		(21,079)	(19,300)	(13,550)
  Offering costs			-		-		-		-		-		-
    Total				-		-		-		(21,079)	(19,300)	(13,550)

Managing Members Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Net decrease in net assets resulting
   from operations for the year ended
   12/31				-		-		-		(21,079)	(19,300)	(13,550)
  Offering costs			-		-		-		-		-		-
    Total				-		-		-		(21,079)	(19,300)	(13,550)

Total Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
  Net decrease in net assets resulting
   from operations for the year ended
   12/31				-		-		-		(42,158)	(38,600)	(27,100)
  Offering costs			-		-		-		-		-		-
    Total				-		-		-		$(42,158)	$(38,600)	$(27,100)

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                          December 31, 2008 and 2007

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                          December 31, 2008 and 2007



12.	Financial Highlights	Period From October 1, 2004 (inception) to
December 31, 2004


										Years Ended December 31,
  							2008		2007		2006		2005
  Performance per unit (1)

  Net unit value, beginning of period			$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)	$-

  Net realized and unrealized gains and
  losses on commodity transactions			-		-		-		-		-
  Investment and other income				-		-		-		-		-
  Expenses						(21,079.00)	(19,300.00)	(13,550.00)	(3,747.00)	(506.00)
  Syndication costs transferred to capital		(21,734.00)
  Net (decrease) for the period				(21,079.00)	(19,300.00)	(13,550.00)	(25,481.00)	(506.00)

  Net unit value at the end of the year			$(79,916.00)	$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)

  Net assets at the end of the year (000)		($160)		($118)		($79)		($52)		$1

  Total return						(35.83)%	(39.24)%	(41.36)%	(28.29)%	(609.72)%

  Number of units outstanding at the end of the year	2.00		2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
  Investment and other income				0.00 %		0.00 %		0.00 %		0.00 %		0.00 %
  Expenses						(35.83)%	(39.24)%	(41.36)%	(28.29)%	(609.72)%

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

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
                          December 31, 2008 and 2007

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				March 31, 2009
  Michael Pacult	        		Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC