Form 10-Q
period 2009-03-31
TriView Global Fund, LLC
filed 2009-05-20
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2009 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an effective date by the Securities and Exchange Commission on November 3, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units in the face amount of $50,000,000 that it has registered; however, as of the date of this Report, no sales have been made.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The members are not personally liable for the debts of the Fund, including any trading losses. The Registrant will in the future offer Units for sale to the public until $50,000,000 in face amount of registered Units is sold. As of the date of this Report, of the $50,000,000 of Units registered, $0 has been sold, and once they have been sold and redeemed, they will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered membership interests. Absent the registration of additional Units, the Fund will be capitalized at $50,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the Managing Member.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the three months ended March 31, 2009 and March 31, 2008. For financial reporting purposes, its NAV per Unit as of March 31, 2009 was $(83,197) and as of March 31, 2008 was $(63,944).

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(6,562) [$(3,281.00) per Unit] and $(10,214) [$(5,107.00) per Unit] for the
three months ended March 31, 2009 and March 31, 2008. The decrease in losses is non-material and solely related to compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through March 31, 2009.

The Fund did not have any additions or withdrawals during or in between the three months ended March 31, 2009 and March 31, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4T.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2008 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:		TriView Global Fund, LLC
			By TriView Capital Management, Inc.
			Its Managing Member



			By: /s/ Michael Pacult
			Mr. Michael Pacult
			Sole Director, Sole Shareholder,
 			President, and Treasurer of the Managing Member

Date:  May 20, 2009

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               Quarterly Report

                                 March 31,2009























                               MANAGING MEMBER:
                       TriView Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       INDEX TO FINANCIAL STATEMENTS



  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Financial Statements

  Statements of Assets and Liabilities				F-3

  Statements of Operations					F-4

  Statements of Changes in Net Assets				F-5

  Statements of Cash Flows					F-6

  Notes to the Financial Statements			     F-7 - F-12

  Affirmation of the Commodity Pool Operator			F-13

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of March 31, 2009 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2009 and 2008 and the cumulative period from October 1, 2004 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company as of December 31, 2008 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 14, 2009







       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

  							March 31,	December 31,
  							2009		2008
  							(A Review)
Assets

  Cash							$28		$434

    Total assets					28		434

Liabilities

  Accrued expenses					-		244
  Due to related parties				166,422		160,022

    Total liabilities					166,422		160,266

Net assets						$(166,394)	$(159,832)


Analysis of net assets

  Members						$(83,197)	$(79,916)
  Managing members					(83,197)	(79,916)

    Net assets (equivalent to $(83,197.00)
     and $(79,916.00) per unit)				$(166,394)	$(159,832)


Membership units outstanding

  Members units outstanding				1.00		1.00
  Managing members units outstanding			1.00		1.00

    Total membership units outstanding			2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

  										Cumulative
  										Period From
  										October 1, 2004
 										(Inception)
  						Three Months Ended March 31	to March 31,
  						2009		2008		2009

Investment income
  Interest income				$-		$-		$-

  Total investment income			-		-		-

Expenses

  Professional accounting and legal fees	4,882		5,607		93,495
  Other operating and administrative expenses	1,680		4,607		31,431

    Total expenses				6,562		10,214		124,926

      Net investment (loss)			(6,562)		(10,214)	(124,926)


  Net (decrease) in net assets resulting
   from operations				$(6,562)	$(10,214)	$(124,926)


Net income (loss) per unit
  Member unit					(3,281.00)	(5,107.00)	(62,463.00)
  Managing member unit				(3,281.00)	(5,107.00)	(62,463.00)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

												Cumulative
												Period From
												October 1, 2004
												(Inception)
  								Three Months Ended March 31,	to March 31,
  								2009		2008		2009


(Decrease) in net assets from operations
  Net investment (loss)						$(6,562)	$(10,214)	$(124,926)

    Net (decrease) in net assets resulting from operations	(6,562)		(10,214)	(124,926)

  Capital contributions from members				-		-		2,000
  Initial offering costs					-		-		(43,468)

    Total (decrease) in net assets				(6,562)		(10,214)	(166,394)

  Net assets at the beginning of the period			(159,832)	(117,674)	-

  Net assets at the end of the period				$(166,394)	$(127,888)	$(166,394)



    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)


												Cumulative
												Period From
												October 1, 2004
												(Inception)
  								Three Months Ended March 31,	to March 31,
  								2009		2008		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(6,562)	$(10,214)	$(124,926)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:

    (Decrease) in accrued expenses				(244)		(1,627)		-

    Net cash (used in) operating activities			(6,806)		(11,841)	(124,926)


Cash Flows from Investing Activities

    Initial offering costs					-		-		(43,468)

    Net cash (used in) investing activities			-		-		(43,468)


Cash Flows from Financing Activities

    Increase in due to related parties				6,400		11,999		166,422
    Initial member capital contributions			-		-		2,000

      Net cash provided by financing activities			6,400		11,999		168,422

        Net increase (decrease) in cash and cash equivalents	(406)		158		28

        Cash at the beginning of the period			434		150		-


        Cash at the end of the period				$28		$308		$28

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$43,468


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2009
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

  The Fund is in the development stage and its efforts through March 31, 2009 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $166,422 and $160,022 as of March 31, 2009 and December 31, 2008, respectively.

  Consequently, as of March 31, 2009 and December 31, 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

  									Balance			     Per Unit Calculation
  								March 31,	December 31,	March 31,	December 31,
  								2009		2008		2009		2008
  Net Asset Value for financial reporting purposes		$(166,394)	$(159,832)	$(83,197.00)	$(79,916.00)

  Adjustment for initial offering costs				43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational and
   operating expenses 						124,926		118,364		62,463.00	59,182.00

  Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units										2.00		2.00

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

  Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2009
                                  (A Review)
2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund will consider only money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended March 31, 2009 and 2008. There were no cash equivalents as of March 31, 2009 or December 31, 2008.

  Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

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

  Recently Issued Accounting Pronouncements


  The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
  As of and for the period ended March 31, 2009 and year ended December 31, 2008, the Fund had no investments.

  The Fund adopted the provisions of the Statement of Financial Accounting Statement No. 161 - "Disclosures About Derivative Instruments and Hedging Activities", as of January 1, 2009 ("SFAS 161"). SFAS 161 provides for disclosures about derivative instruments and hedging activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of 3/31/09, the Fund has not commenced business in active trading and remains in a developmental stage. As a result, the adoption of SFAS 161 imposes no impact on the presentation of the Fund's financial statements for the reporting period.


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

                                March 31, 2009
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

  At March 31, 2009, the last previously prepared Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

                                March 31, 2009
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

6.	Related Party Transactions - Continued

  Amounts due to related parties at March 31, 2009 and December 31, 2008 consisted of amounts due to Triview Capital Management, Inc., managing member of TriView Global Fund, LLC, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2009 and December 31, 2008:

  						March 31,	December 31,
  						2009		2008

  Futures Investment Company			$102,758	$96,358
  Ashley Capital Management, Inc.		26,475		26,475
  TriView Capital Management, Inc.		1,958		1,958
  Michael Pacult				35,231		35,231

  Balance due to related parties		$166,422	$160,022


7.	Membership Unit Transactions

  As of March 31, 2009 and 2008 partnership units were valued at $(83,197.00) and $(63,944.00), respectively.

  Transactions in membership units were as follows:

  							Units				Amount
  						2009		2008		2009		2008

  Members Units
    Subscriptions				-		-		$-		$-
    Redemptions					-		-		-		-
    Net decrease in net assets resulting
     from operations for the period ended 3/31	-		-		(3,281)		(5,107)
    Offering costs				-		-		-		-
      Total					-		-		(3,281)		(5,107)

  Managing Members Units
    Subscriptions				-		-		-		-
    Redemptions					-		-		-		-
    Net decrease in net assets resulting
     from operations for the period ended 3/31	-		-		(3,281)		(5,107)
    Offering costs				-		-		-		-
      Total					-		-		(3,281)		(5,107)

  Total Units
    Subscriptions				-		-		-		-
    Redemptions					-		-		-		-
    Net decrease in net assets resulting from
     operations for the period ended 3/31	-		-		(6,562)		(10,214)
    Offering costs				-		-		-		-
      Total					-		-		$(6,562)	$(10,214)

8.	Concentrations

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2009
                                  (A Review)
9.	Derivative Financial Instruments and Fair Value of Financial Instruments

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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of assets and liabilities at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2009
                                  (A Review)


12.	Financial Highlights


  							Three Months Ended March 31
  							2009		2008

Performance per unit (1)

  Net unit value, beginning of period			$(79,916.00)	$(58,837.00)

  Net realized and unrealized gains and
   losses on commodity transactions			-		-
  Investment and other income				-		-
  Expenses						(3,281.00)	(5,107.00)
  Syndication costs transferred to capital
  Net (decrease) for the period				(3,281.00)	(5,107.00)

  Net unit value at the end of the period		$(83,197.00)	$(63,944.00)

  Net assets at the end of the period (000)		($166)		($128)

  Total return (2)					(4.11)%		(8.68)%

  Number of units outstanding at the end of the period	2.00		2.00

  Supplemental Data
  Ratio to average net assets
    Investment and other income (3)			0.00 %		0.00 %
    Expenses (3)					(16.44)%	(34.72)%

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

  (2)  Not annualized

  (3)  Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
                                March 31, 2009

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				May 20, 2009
  Michael Pacult	       			Date
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC