Form 10-Q
period 2009-06-30
TriView Global Fund, LLC
filed 2009-08-20
CIK 1305631

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes
[X] No [   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2009 are attached hereto and made a part hereof.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the six months ended June 30, 2009 and June 30, 2008.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(18,028) [$(9,014) per Unit] and $(22,722)[$(11,361) per Unit] for the six
months ended June 30, 2009 and June 30, 2008. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through June 30, 2009.

The Fund did not have any additions or withdrawals during or in between the six months ended June 30, 2009 and June 30, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ("AP") who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. Sec. 11, 12, and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account, which losses MFG was responsible to pay as an exchange clearing member.

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MFG's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

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

Additionally, MFG is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker are targets of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

On December 12, 2008, MFG settled three CME Group disciplinary actions involving allegations that on a number of occasions in 2006 and 2007, MFG employees engaged in impermissible pre-execution communications in connection with trades executed on the e-cbot electronic trading platform, withheld customer orders that were executable in the market for the purpose of soliciting, and brokering contra-orders and crossed orders on the e-cbot trading platform without allowing for the minimum required exposure period between the entry of the orders. MFG was also charged with failing to properly supervise its employees in connection with these trades. Without admitting or denying any wrongdoing, MFG consented to an order of a CME Business Conduct Committee Panel which found that MFG violated legacy CBOT Rule 504.00 and Regulations 480.10 and 9B.13 and 9B.13(c) and ordered MFG to pay a $400,000 fine, cease and desist from similar conduct and, in consultation with CME Market Regulation staff, enhance its training practices and supervisory procedures regarding electronic trading practices.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
 				TriView Global Fund, LLC
				By TriView Capital Management, Inc.
				Its Managing Member

				By:   /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the Managing Member

Date:  August 18, 2009

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               Quarterly Report

                                 June 30, 2009























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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of June 30, 2009 and the related statements of operations for the three and six months ended June 30, 2009 and 2008 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2009, and the statements of changes in net assets and cash flows for the six months ended June 30, 2009 and 2008 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company's management.

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

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 10, 2009



       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

  									June 30,	December 31,
  									2009		2008
  									(A Review)
Assets

  Cash									$312		$434

    Total assets							312		434

Liabilities

  Accrued expenses							-		244
  Due to related parties						178,172		160,022

    Total liabilities							178,172		160,266

Net assets								$(177,860)	$(159,832)


Analysis of net assets

  Members								$(88,930)	$(79,916)
  Managing members							(88,930)	(79,916)

    Net assets (equivalent to $(88,930.00) and $(79,916.00) per unit)	$(177,860)	$(159,832)


Membership units outstanding

  Members units outstanding						1.00		1.00
  Managing members units outstanding					1.00		1.00

    Total membership units outstanding					2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

															Cumulative
															Period From
															October 1, 2004
															(Inception)
  							Three Months Ended June 30,	Six Months Ended June 30,	to June 30,
							2009		2008		2009		2008		2009

Investment income
  Interest income					$-		$-		$-		$-		$-

    Total investment income				-		-		-		-		-

Expenses

  Professional accounting and legal fees		9,207		4,197		14,089		9,804		102,702
  Other operating and administrative expenses		2,259		8,311		3,939		12,918		33,690

    Total expenses					11,466		12,508		18,028		22,722		136,392

      Net investment (loss)				(11,466)	(12,508)	(18,028)	(22,722)	136,392


        Net (decrease) in net assets resulting
         from operations				$(11,466)	$(12,508)	$(18,028)	$(22,722)	$(136,392)


Net income (loss) per unit
  Member unit						(5,733.00)	(6,254.00)	(9,014.00)	(11,361.00)	(68,196.00)
  Managing member unit					(5,733.00)	(6,254.00)	(9,014.00)	(11,361.00)	(68,196.00)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

												Cumulative
												Period From
												October 1, 2004
												(Inception)
								Six Months Ended June 30,	June 30,
 								 2009		2008		2009


(Decrease) in net assets from operations
Net investment (loss)						$(18,028)	$(22,722)	$(136,392)

Net (decrease) in net assets resulting from operations		(18,028)	(22,722)	(136,392)

Capital contributions from members				-		-		2,000
Initial offering costs						-		-		(43,468)

  Total (decrease) in net assets				(18,028)	(22,722)	(177,860)

Net assets at the beginning of the period			(159,832)	(117,674)	-

Net assets at the end of the period				$(177,860)	$(140,396)	$(177,860)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)


												Cumulative
												Period From
												October 1, 2004
												(Inception)
								Six Months Ended June 30,	June 30,
 								 2009		2008		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(18,028)	$(22,722)	$(136,392)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:

  (Decrease) in accrued expenses				(244)		(1,627)		-

  Net cash (used in) operating activities			(18,272)	(24,349)	(136,392)


Cash Flows from Investing Activities

  Initial offering costs					-		-		(43,468)

  Net cash (used in) investing activities			-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				18,150		23,300		178,172
  Initial member capital contributions				-		-		2,000

    Net cash provided by financing activities			18,150		23,300		180,172

      Net increase (decrease) in cash and cash equivalents	(122)		(1,049)		312

      Cash at the beginning of the period			434		150		-


      Cash (overdraft) at the end of the period			$312		$(899)		$312

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$43,468

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2009
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

  The Fund is in the development stage and its efforts through June 30, 2009 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with U.S. Generally Accepted Accounting Principles
(GAAP), on the Fund's initial effective date, November 3, 2005, the Fund deducted from Members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until after the twelfth month following the commencement of business, at which time the costs will be expensed. The commencement of business is contingent upon the sale of at least $2,060,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business after the twelfth month following the commencement of business. These reimbursement amounts have accumulated to $178,172 and $160,022 as of June 30, 2009 and December 31, 2008, respectively.

  Consequently, as of June 30, 2009 and December 31, 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							June 30,	December 31,	June 30,	December 31,
							2009		2008		2009		2008
Net Asset Value for financial reporting purposes	$(177,860)	$(159,832)	$(88,930.00)	$(79,916.00)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
   and operating expenses				136,392		118,364		68,196.00	59,182.00

Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units									2.00		2.00

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

                                 June 30, 2009
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the periods ended June 30, 2009 and 2008.

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

  Fair Value Measurement - The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
  As of and for the period and year ended June 30, 2009 and December 31, 2008, the Fund had no investments.

  Recently Issued Accounting Pronouncement - The Fund adopted the provisions of the Statement of Financial Accounting Statement No. 161 - "Disclosures About Derivative Instruments and Hedging Activities", as of January 1, 2009 ("SFAS 161"). SFAS 161 provides for disclosures about derivative instruments and hedging activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of 6/30/2009, the Fund has not commenced business in active trading and remains in a developmental stage. As a result, the adoption of SFAS 161 imposes no impact on the presentation of the Fund's financial statements for the reporting period.


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

                                 June 30, 2009
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

  At June 30, 2009, the last prepared Fund prospectus stated that the Fund will be charged the following fees on a monthly basis as of the commencement of trading.

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2009
                                  (A Review)

6.	Related Party Transactions - Continued

  Amounts due to related parties at June 30, 2009 and December 31, 2008 consisted of amounts due to TriView Capital Management, Inc., managing member of TriView Global Fund, LLC, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult, President of Futures Investment Company, TriView Capital Management, Inc. and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of June 30, 2009 and December 31, 2008:

  						June 30,	December 31,
  						2009		2008

  Futures Investment Company			$114,508	$96,358
  Ashley Capital Management, Inc.		26,475		26,475
  TriView Capital Management, Inc.		1,958		1,958
  Michael Pacult				35,231		35,231

  Balance due to related parties		$178,172	$160,022


7.	Membership Unit Transactions

  As of June 30, 2009 and June 30, 2008 membership units were valued at $(88,930.00) and $(70,198.00), respectively.

  Transactions in membership units were as follows:

							Units				Amount
  						2009		2008		2009		2008

  Members Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 6/30		-		-		(9,014)		(11,361)
  Offering costs				-		-		-		-
    Total					-		-		(9,014)		(11,361)

  Managing Members Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 6/30		-		-		(9,014)		(11,361)
  Offering costs				-		-		-		-
    Total					-		-		(9,014)		(11,361)

  Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net decrease in net assets resulting from
   operations for the period ended 6/30		-		-		(18,028)	(22,722)
  Offering costs				-		-		-		-
  Total						-		-		$(18,028)	$(22,722)

8.	Concentrations

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

                                 June 30, 2009
                                  (A Review)


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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2009
                                  (A Review)


12.	Financial Highlights

  							Three Months Ended June 30,	Six Months Ended June 30,
  							2009		2008		2009		2008
  Performance per unit (1)

  Net unit value, beginning of period			$(83,197.00)	$(63,944.00)	$(79,916.00)	$(58,837.00)

  Net realized and unrealized gains and
   losses on commodity transactions			-	-	-	-
  Investment and other income				-	-	-	-
  Expenses						(5,733.00)	(6,254.00)	(9,014.00)	(11,361.00)
  Syndication costs transferred to capital		-	-	-	-
  Net (decrease) for the period				(5,733.00)	(6,254.00)	(9,014.00)	(11,361.00)

  Net unit value at the end of the period		$(88,930.00)	$(70,198.00)	$(88,930.00)	$(70,198.00)

  Net assets at the end of the period (000)		$(178)		$(140)		$(178)		$(140)

  Total return (2)					(6.89)%		(9.78)%		(11.28)%	(19.31)%

  Number of units outstanding at the end of the period	2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
    Investment and other income (3)			0.00 %		0.00 %		0.00 %		0.00 %
    Expenses (3)					(27.56)%	(39.12)%	(22.56)%	(38.62)%

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

  (2)  Not annualized

  (3)  Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
           For The Six Months Ended June 30, 2009 and June 30, 2008

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC