Form 10-K
period 2009-12-31
TriView Global Fund, LLC
filed 2010-03-31
CIK 1305631

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

	Delaware				20-1689686
	State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization		Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]	Accelerated filer 		[  ]

Non-accelerated filer   [X] 	Smaller reporting company 	[  ]
(Do not check if a smaller
reporting company)

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

                                    PART I

Item 1.  Business

On November 3, 2005, the registration statement filed by TriView Global Fund, LLC, (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. The Fund intends to sell the membership interests at the initial price of $1,000 per Unit in the face amount of $50,000,000 that it has registered. The $1,000 per Unit value is for initial subscription and redemption purposes only, and a separate per Unit value is calculated for financial reporting purposes and on the close of the last business day of the month. As of December 31, 2009, no sales were made and the Fund had not commenced business. At some time in the future, the Fund will, pursuant to the terms of the Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors ("CTA") as that term is defined in the Commodity Exchange Act. The Managing Member, in its sole discretion, selects the CTA and the amount of equity assigned to the CTAs, from time to time.

Once the minimum has been sold, the Fund will commence trading. Once trading commences, the trades for the Fund will be selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund. The books and records of the trades placed by the CTAs in the Fund's trading accounts are kept and available for inspection by the Members at the office of the corporate Managing Member, 5914 N. 300 West, Fremont, IN 46737. The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Operating Agreement defines the terms of operation of the Fund and is incorporated herein by reference. See Subsequent Events at the end of this section.

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

Subsequent Events - By Post Effective Amendment No. 5, which is not yet effective as of the date of this report, the Fund advised it would engage a single CTA, GT Capital CTA to trade on behalf of the Fund and that, upon effectiveness and subsequent sale of $2,000,000 in Fund Units, the following fees would be charged:

A monthly management fee of 1% (annual rate) will be paid to the CTA, GT Capital CTA, calculated on the equity allocated to it to trade.

The Fund will pay annual domestic brokerage commissions to the Managing Member of 10%, plus actual charges for trades made on foreign markets, if any. The first year of an investment, the 10% is composed of a 3% up front charge on the initial investment amount plus 1/12 of 7% monthly of the month end net asset value. After the first year, the amount is charged at 1/12 of 10% monthly of month end net asset value. The Managing Member retains 1% and pays the selling brokers a 3% annual continuing service fee up to a maximum of 10% of the initial investment, and pays the affiliated introducing broker 6% for trades made by the trading advisor on domestic markets, plus actual charges for trades made on foreign markets, if any. After a selling agent receives the maximum 10% total continuing service fee, the Managing Member will retain this amount going forward.

A quarterly incentive fee of 20% of "new net profits" will be paid to the CTA. "New net profits" includes all income earned by a CTA and expense allocated to its activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following periods until profits from trading exceed the loss. The Fund may also change CTA's and thereby begin the computation of new net profits from the date that a new CTA is retained.

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

Subsequent Events - In its Post Effective Amendment No. 5, the Fund advised that it expects to maintain approximately 50% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury. It also retains the right to invest in foreign treasuries held with the respective issuing department of treasury and to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the US Department of Treasury, any foreign treasury department and any cash management funds are in the name of the Fund and not commingled with those of any other entity. The Fund expects to maintain approximately 47% to 50% of our net assets in segregation with the FCM for trading by the trading advisor. Approximately 0% to 3% of the previous month's net assets may be retained in our bank accounts to pay expenses and redemptions.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its Managing Member, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

In May 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accept a cease and desist order.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

On December 17, 2009, MFG settled a CFTC administrative proceeding in connection with the Trading Incident and three other matters without admitting or denying any allegations and accepting a charge of failing to supervise (In the Matter of MF Global Inc. CFTC Docket No. 10-03). The three additional matters that were settled involved allegations that MF Global failed to implement procedures to ensure proper transmissions of price information for certain options that were sent to a customer, specifically that the price indications reflected a consensus taken on [a particular] time and date and were derived from different sources in the market place; failed to diligently supervise the proper and accurate preparation of trading cards and failed to maintain appropriate written authorization to conduct trades for a certain customer. Under the Commission's order, MFG agreed to pay an aggregate civil monetary penalty of $10 million (which it had previously accrued) and agreed to a cease and desist order. In addition, MFG agreed to specific undertakings related to its supervisory practices and procedures and MFG agreed that it would engage an independent outside firm to review and assess the implementation of the undertakings and certain recommendations that MFG previously accepted. At the same time, MFG, without admitting or denying the allegations made by the CME, settled a CME disciplinary action relating to the Trading Incident by paying a fine of $495,000.

On August 28, 2009, Bank of Montreal ("BMO") instituted suit against MFG and its former broker, Joseph Saab ("Saab") (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ("MRD") as independent quotes when defendants knew, or should have known, that David Lee ("Lee"), BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through MFG's broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by MFG's actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, claims that it would not have paid brokerage commissions to MFG (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. MFG has made a motion to dismiss, which is pending.

In or about October 2003, MFI uncovered an apparent fraudulent scheme conducted by third parties unrelated to MFI that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to MFI all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his asssociates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at MFI were utilized to siphon money out of these accounts, on some occasions shortly after they were established. MFI was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a NFA panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that MFI and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by MFI. Damages sought in the NFA arbitration proceeding were approximately $1,700,000 in compensatory damages, unspecified punitive damages and attorney's fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200,000 as to one claimant and a net of $240,000 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000,000 in compensatory damages and $12,000,000 in punitive damages. During the year ended March 31, 2009, the FINRA arbitration was settled for an aggregate of $800,000.

MFI was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to the United States District Court for the Southern District of Florida pursuant to 28 U.S.C. Sec.1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against MFG under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal.

In December 2007, MFG, along with four other futures commission merchants ("FCMs"), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFG and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. MFG filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs.

The Liquidation Trustee ("Trustee") for Sentinel Management Group, Inc. ("Sentinel") sued MFG in June 2009 on the theory that MFG's withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs.

In May 2009, investors in a venture set up by Nicholas Cosmo ("Cosmo") sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which is currently pending before the court.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ("Trimble") and/or Phidippides Capital Management ("Phidippides"). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG "materially aided and abetted" Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages "in excess of" $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

MFG and an affiliate, MF Global Market Services LLC ("Market Services"), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

On October 6, 2008, Market Services commenced an arbitration against the Bottinis to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis' failure to honor the guarantees.

On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses because Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions.

The Bottinis also asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services.

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

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. MFG has represented to the General Partner that that none of the events it has reported will not now, or at any time in the future, interfere with its performance as the FCM for the Fund's account.

Item 4.  (Removed and Reserved)

N/A

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

Following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2009, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.

								Units						Amount
 						2009		2008		2007		2009		2008		2007

  Members Units
  Subscriptions					-		-		-		$-		$-		$-
  Redemptions					-		-		-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the year ended 12/31	-		-		-		(18,302)	(21,079)	(19,300)
  Offering costs				-		-		-		-		-		-
  Total						-		-		-		(18,302)	(21,079)	(19,300)

  Managing Members Units
  Subscriptions					-		-		-		-		-		-
  Redemptions					-		-		-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the year ended 12/31	-		-		-		(18,302)	(21,079)	(19,300)
  Offering costs				-		-		-		-		-		-
  Total						-		-		-		(18,302)	(21,079)	(19,300)

  Total Units
  Subscriptions					-		-		-		-		-		-
  Redemptions					-		-		-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the year ended 12/31	-		-		-		(36,604)	(42,158)	(38,600)
  Offering costs				-		-		-		-	-	-
  Total						-		-		-		$(36,604)	$(42,158)	$(38,600)

8.	Concentrations

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2009 and 2008.

							  2009								  2008
				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain		-		-		-		-		-		-		-		-

Net Income (Loss)		(6,562)		(11,466)	(10,556)	(14,810)	(10,214)	(12,508)	(9,352)		(10,084)

Net Income (Loss) per
 membership unit		(3,281.00)	(5,733.00)	(5,278.00)	(7,405.00)	(5,107.00)	(6,254.00)	(4,676.00)	(5,042.00)

Net Income (Loss) per
 managing member unit		(3,281.00)	(5,733.00)	(5,278.00)	(7,405.00)	(5,107.00)	(6,254.00)	(4,676.00)	(5,042.00)

Net asset value per membership
 unit at the end of period.	(83,197.00)	(88,930.00)	(94,208.00)	(101,613.00)	(63,944.00)	(70,198.00)	(52,306.00)	(79,916.00)

Capitalized Syndication Costs	-		-		-		-		-		-		-		-

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

See Subsequent Events in Item 2 of this Report for a description of where Fund assets will be held. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the twelve months ended December 31, 2009 and December 31, 2008.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced losses of $(36,604) [$(18,302) per Unit] and $(42,158) [$(21,079) per Unit] for the twelve months ended December 31, 2009 and December 31, 2008. The increase in losses was primarily due to higher compliance costs with respect to keeping the registration of the Fund's securities current. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through December 31, 2009.

The Fund did not have any additions or withdrawals during or in between the twelve months ended December 31, 2009 and December 31, 2008.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2009.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2009, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6, Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Managing Member's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the Managing Member assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, the Managing Member's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The Managing Members of the Registrant during the year 2009 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 65, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Code of Ethics

The Fund Managing Member is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the Managing Member are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association is responsible for the quality of the Fund disclosures or its operation, those functions are exclusively the responsibility of the Fund and its Managing Member.

Item 11.  Executive Compensation.

Although there are no executives of the Fund, the corporate Managing Member and certain persons Affiliated with the Managing Members are paid compensation that the Fund has elected to disclose on this Report. See Subsequent Events to Item 1 of this Report for disclosure of such compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Members owned more than five percent (5%) of the total equity of the Fund on December 31, 2009:

Name		Percent Ownership

Michael Pacult	50.0%

Michael Pacult invested personally as a non-managing Member to comply with the legal requirement that a limited liability company to be operated for tax purposes as a limited partnership must be formed by two or more people.

(b) As of December 31, 2009, the corporate Managing Member owned 1.00 Unit of Membership Interest, which constitutes the other 50.0% ownership.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2009 and 2008 were $9,987.50 and $6,225, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2009 and 2008 were $500 and $500, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				TriView Global Fund, LLC
					By TriView Capital Management, Inc.
					Its Managing Member


Date: March 30, 2010			By:  /s/ Michael Pacult
					Mr. Michael P. Pacult
					Sole Director, Sole Shareholder
					President and Treasurer

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                                 ANNUAL REPORT

                               December 31, 2009























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of TriView Global Fund, LLC (a development stage enterprise), as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2009 and the cumulative period from October 1, 2004 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, LLC as of December 31, 2009 and 2008, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2009, and the cumulative period from October 1, 2004 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 8, 2010


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                  Phone: (847) 913-5400 * Fax: (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

                          December 31, 2009 and 2008

								2009		2008

Assets

  Cash								$363		$434
  Prepaid expenses						6,790		-

  Total assets							7,153		434

Liabilities

  Accrued expenses						3,817		244
  Due to related parties					199,772		160,022

  Total liabilities						203,589		160,266

Net assets							$(196,436)	$(159,832)


Analysis of net assets

  Members							$(98,218)	$(79,916)
  Managing members						(98,218)	(79,916)

  Net assets (equivalent to $(98,218) and $(79,916) per unit)	$(196,436)	$(159,832)


Membership units outstanding

  Member unit outstanding					1.00		1.00
  Managing member unit outstanding				1.00		1.00

  Total membership units outstanding				2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

             For the Years Ended December 31, 2009, 2008 and 2007

  Cumulative Period from October1, 2004 (Inception) to December 31, 2009


														Cumulative
														Period From
														October 1, 2004
														(Inception)
														to December 31,
  								2009		2008		2007		2009

Investment income

  Total investment income					$-		$-		$-		$-

Expenses

  Professional accounting and legal fees			29,866		22,632		29,629		118,479
  Other operating and administrative expenses			6,738		19,526		8,971		36,489

  Total expenses						36,604		42,158		38,600		154,968

  Net investment (loss)						(36,604)	(42,158)	(38,600)	154,968


  Net (decrease) in net assets resulting from operations	$(36,604)	$(42,158)	$(38,600)	$(154,968)


Net income (loss) per unit
  Member unit							(18,302.00)	(21,079.00)	(19,300.00)	(77,484.00)
  Managing member unit						(18,302.00)	(21,079.00)	(19,300.00)	(77,484.00)



    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2009, 2008 and 2007

    Cumulative Period from October1, 2004 (Inception) to December 31, 2009


														Cumulative
														Period From
														October 1, 2004
														(Inception)
														to December 31,
  								2009		2008		2007		2009


(Decrease) in net assets from operations
Net investment (loss)						$(36,604)	$(42,158)	$(38,600)	$(154,968)

Net (decrease) in net assets resulting from operations		(36,604)	(42,158)	(38,600)	(154,968)

Capital contributions from members				-		-		-		2,000
Initial offering costs						-		-		-		(43,468)

  Total (decrease) in net assets				(36,604)	(42,158)	(38,600)	(196,436)

Net assets at the beginning of the year				(159,832)	(117,674)	(79,074)	-

Net assets at the end of the year				$(196,436)	$(159,832)	$(117,674)	$(196,436)




    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

             For the Years Ended December 31, 2009, 2008 and 2007

    Cumulative Period from October1, 2004 (Inception) to December 31, 2009


														Cumulative
														Period From
														October 1, 2004
														(Inception)
														to December 31,
  								2009		2008		2007		2009


Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(36,604)	$(42,158)	$(38,600)	$(154,968)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:

  (Increase) in prepaid expenses				(6,790)		-		-		(6,790)
  Increase (decrease) in accrued expenses			3,573		(1,383)		1,524		3,817

  Net cash (used in) operating activities			(39,821)	(43,541)	(37,076)	(157,941)


Cash Flows from Investing Activities

  Initial offering costs					-		-		-		(43,468)

  Net cash (used in) investing activities			-		-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				39,750		43,825		37,137		199,772
  Initial member capital contributions				-		-		-		2,000

  Net cash provided by financing activities			39,750		43,825		37,137		201,772

  Net increase (decrease) in cash				(71)		284		61		363

  Cash at the beginning of the year				434		150		89		-


  Cash at the end of the year					$363		$434		$150		$363

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$-		$43,468


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements
                               December 31, 2009


1.	Nature of the Business

  TriView Global Fund, LLC (the Fund) was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors (CTA's). However, the Fund will not commence business until at least $2,000,000 worth of units of membership interests (the Units) are sold. The maximum offering is $50,000,000. TriView Capital Management, Inc. (the "Managing Member") and Michael Pacult are the managing members and commodity pool operators (CPO's) of the Fund. The initial CTA is GT Capital CTA, which will have the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The principal selling agent is Futures Investment Company, which is controlled by Michael Pacult and his wife.

  The Fund is in the development stage and its efforts through December 31, 2009 have been principally devoted to organizational activities.

2.	Significant Accounting Policies

  "FASB 168 ""Accounting Standards Codification"" - On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially released the Accounting Standards Codification (the "Codification" or "ASC"). Pursuant to FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles will be effective for interim and annual periods ending after September 15, 2009. The Fund adopted FASB 168 on July 1, 2009.


  The Codification does not change accounting principles generally accepted in the United States of America ("GAAP") but it is a major restructuring of how accounting and reporting standards that constitute how GAAP are organized. That is, the Codification will be the single source of authoritative non governmental GAAP. The organizational changes are expected to make GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content will reside in new locations within the Codification which means referencing to specific guidance will change.

  Regulation - The Fund is a registrant (effective November 3, 2005) with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933. The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund, once it begins trading, will also be subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government, which regulates most aspects of the commodity futures industry, the rules of the National Futures Association ("NFA") and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with GAAP, on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business is contingent upon the sale of at least $2,000,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business. These reimbursement amounts have accumulated to $199,772 and $160,022 as of December 31, 2009 and December 31, 2008, respectively.

  Consequently, as of December 31, 2009 and 2008, the Net Asset Value and Net Asset Value per unit for financial reporting purposes and for all other purposes are as follows:

									Balance			   Per Unit Calculation
								December 31,	December 31,	December 31,	December 31,
  								2009		2008		2009		2008
  Net Asset Value for financial reporting purposes		$(196,436)	$(159,832)	$(98,218.00)	$(79,916.00)

  Adjustment for initial offering costs				43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
   and operating expenses					154,968		118,364		77,484.00	59,182.00

  Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units										2.00		2.00

  Registration Costs - Costs incurred for the initial filings with SEC, Financial Industry Regulatory Authority and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

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

  Use of Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements
                               December 31, 2009


2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Management has continued to evaluate the application of Accounting Standards Codification 740-10-25, "Income Taxes-Overall-Recognition" to the Fund and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.

  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2009, 2008 and 2007.

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

  Fair Value Measurement and Disclosures - The Fund adopted the provisions of Accounting Standards Codification 820 - "Fair Value Measurement and Disclosures", or ASC 820, as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
  As of and for the years ended December 31, 2009 and 2008 the Fund had no investments.

  Recently Issued Accounting Pronouncement - The Fund adopted the provisions of the Statement of Accounting Standards Codification 815 - "Derivatives and Hedging" ("ASC 815") as of January 1, 2009. ASC 815 provides for disclosures about derivative instruments and hedging activities. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance and cash flows. ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As of December 31, 2009 the Fund has not commenced business in active trading and remains in a developmental stage. As a result, the adoption of ASC 815 imposes no impact on the presentation of the Fund's financial statements for the reporting period.

3.	Managing Member Duties

  The responsibilities of the Managing Member, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund, maintaining a current list of the names, addresses and numbers of units owned by each Member and taking such other actions as deemed necessary to manage the business of the Fund.

  The Corporate Managing Member has contributed $1,000 in cash for deposit to the capital of the Fund for a managing member interest in the Fund.

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements
                               December 31, 2009


4.	The Limited Liability Company Agreement

  The Operating Agreement provides, among other things, that-

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

  Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the Managing Member no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the managing member may be unable to comply with the request on a timely basis. There will be a redemption fee commencing from the date of purchase of units of 3% during the first four months, 2% during the second four months, 1% during the third four months and no fee for redemption requests made in the thirteenth month or thereafter.


5.	Fees

  The Fund will be charged the following fees as of the commencement of trading.

  A monthly management fee of 1% (annual rate) will be paid to the CTA, GT Capital CTA, calculated on the equity allocated to it to trade.

  The Fund will pay annual domestic brokerage commissions to the Managing Member of 10%, plus actual charges for trades made on foreign markets, if any. The first year of an investment, the 10% is composed of a 3% up front charge on the initial investment amount plus 1/12 of 7% monthly of the month end net asset value. After the first year, the amount is charged at 1/12 of 10% monthly of month end net asset value. The Managing Member retains 1% and pays the selling brokers a 3% annual continuing service fee up to a maximum of 10% of the initial investment, and pays the affiliated introducing broker 6% for trades made by the trading advisor on domestic markets, plus actual charges for trades made on foreign markets, if any. After a selling agent receives the maximum 10% total continuing service fee, the Managing Member will retain this amount going forward.

  A quarterly incentive fee of 20% of "new net profits" will be paid to the CTA. "New net profits" includes all income earned by a CTA and expense allocated to its activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following periods until profits from trading exceed the loss. The Fund may also change CTA's and thereby begin the computation of new net profits from the date that a new CTA is retained.

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

  The sole shareholder of the Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity fund), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with Accounting Standards Codification 810, Consolidation of Variable Interest Entities, a variable interest entity relationship exists between the Managing Member and the Fund.

  Accounting Standards Codification 460, Guarantees, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements
                               December 31, 2009

6.	Related Party Transactions - Continued

  Due to related parties at December 31, 2009 and 2008 consisted of amounts due to the Managing Member, Ashley Capital Management, Inc., Futures Investment Company, the introducing broker, and Michael Pacult. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2009 and 2008:

					December 31,	December 31,
  					2009		2008

  Futures Investment Company		$136,108	$96,358
  Ashley Capital Management, Inc.	26,475		26,475
  Managing Member			1,958		1,958
  Michael Pacult			35,231		35,231

  Balance due to related parties	$199,772	$160,022


7.	Membership Unit Transactions

  As of December 31, 2009, 2008 and 2007 membership units were valued at $(98,218), $(79,916), and $(58,837), respectively.

  Transactions in membership units were as follows:

								Units						Amount
 						2009		2008		2007		2009		2008		2007

  Members Units
  Subscriptions					-		-		-		$-		$-		$-
  Redemptions					-		-		-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the year ended 12/31	-		-		-		(18,302)	(21,079)	(19,300)
  Offering costs				-		-		-		-		-		-
  Total						-		-		-		(18,302)	(21,079)	(19,300)

  Managing Members Units
  Subscriptions					-		-		-		-		-		-
  Redemptions					-		-		-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the year ended 12/31	-		-		-		(18,302)	(21,079)	(19,300)
  Offering costs				-		-		-		-		-		-
  Total						-		-		-		(18,302)	(21,079)	(19,300)

  Total Units
  Subscriptions					-		-		-		-		-		-
  Redemptions					-		-		-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the year ended 12/31	-		-		-		(36,604)	(42,158)	(38,600)
  Offering costs				-		-		-		-	-	-
  Total						-		-		-		$(36,604)	$(42,158)	$(38,600)

8.	Concentrations

  The Fund will maintain all of its initial subscription deposits with a commercial financial institution. In the event of the financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits by the institution.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements
                               December 31, 2009

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

12.	Subsequent Events

  In 2009, the Fund adopted ASC 855 "Subsequent Events". The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Managing Member evaluated subsequent events through March 8, 2010. There were no subsequent events to disclose.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements
                               December 31, 2009



13.	Financial Highlights

									      Years Ended December 31,
  							2009		2008		2007		2006		2005
  Performance per unit (1)

  Net unit value, beginning of year			$(79,916.00)	$(58,837.00)	$(39,537.00)	$(25,987.00)	$(506.00)

  Net realized and unrealized gains and
  losses on commodity transactions			-		-		-		-		-
  Investment and other income				-		-		-		-		-
  Expenses						(18,302.00)	(21,079.00)	(19,300.00)	(13,550.00)	(3,747.00)
  Syndication costs transferred to capital		-		-		-		-		(21,734.00)
  Net (decrease) for the year				(18,302.00)	(21,079.00)	(19,300.00)	(13,550.00)	(25,481.00)

  Net unit value at the end of the year			$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)	$(25,987.00)

  Net assets at the end of the year (000)		$(196)		$(160)		$(118)		$(79)		$(52)

  Total return						(22.90)%	(35.83)%	(39.24)%	(41.36)%	(28.29)%

  Number of units outstanding at the end of the year	2.00		2.00		2.00		2.00		2.00

  Supplemental Data:
  Ratio to average net assets (1)
  Investment and other income				0.00 %		0.00 %		0.00 %		0.00 %		0.00 %
  Expenses						(22.90)%	(35.83)%	(39.24)%	(41.36)%	(28.29)%

  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

1. Investment and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
              For the Years Ended December 31, 2009, 2008 and 2007

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC