Form 10-Q
period 2010-03-31
TriView Global Fund, LLC
filed 2010-05-20
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

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

Yes [  ] No [   ]  Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]	Non-accelerated filer 		[X]
Accelerated filer 	[   ]   Smaller Reporting Company	[   ]

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2010 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an initial effective date by the Securities and Exchange Commission on November 3, 2005. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units that it has filed for registration; however, as of the date of this Report, no sales have been made. See Subsequent Events at the end of this Section.

Description of Fund Business

The Fund grants one or more commodity trading advisors ("CTAs") a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. See Subsequent Events at the end of this section. Upon sale of the minimum of Units, trading will commence. The Managing Member has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the members (investors). A CTA has discretion to select and enter trades, and does not disclose the methods it uses to make those determinations in its disclosure documents, or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors.
The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

When the Fund commences business, the Managing Member will deposit subscription proceeds to the Fund's accounts, including the account at the futures commission merchant to hold as security for the trades selected by the commodity trading advisor. The Managing Member will use its best efforts to put Fund equity not used for margin in accounts not maintained by or accessible by the futures commission merchant (FCM). This includes U.S. Treasuries held at the U.S. Treasury, investments in cash management funds that invest in only U.S. Treasuries, and foreign treasuries held with the respective issuing department of treasury, all held in the name of the Fund. The Fund assets at the FCM will consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The futures held in the Fund accounts at the FCM are valued at the market price on the close of business each day by the FCM. The Capital accounts of the Members are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering membership interests for sale and the operation of the Fund. The fixed costs of operation must be paid before the members may earn a profit on their investment. See Subsequent Events at the end of the section.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the FCM, which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The members are not personally liable for the debts of the Fund, including any trading losses. As of the date of this Report, there have been no offers or sales to non-affiliates of Units. Once a Unit has been sold and redeemed, it will not be resold. Capital available will be dependent upon the marketing and sales effort put in place by Fund management to sell the registered membership interests. See Subsequent Events at the end of this section.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member intends to allocate approximately 98% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

To have the purchase price or appreciation, if any, of the Units paid to them, members must use the redemption feature of the Fund. Distributions, although possible in the sole discretion of the Managing Member, are not expected to be made. There is no current market for the Units sold, none is expected to develop and the LLC Operating Agreement limits the ability of a member to transfer the Units.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the three months ended March 31, 2010 and March 31, 2009.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(13,578) [$(6,789) per Unit] and $(6,562[$(3,281) per Unit] for the three months ended March 31, 2010 and March 31, 2009. The increase in losses was primarily due to higher compliance costs with respect to registration of the Fund's securities in additional states. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through March 31, 2010.

The Fund did not have any additions or withdrawals during or in between the three months ended March 31, 2010 and March 31, 2009.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2010.

Subsequent Events - On May 7, 2010, the Fund filed an S-1 Registration Statement to register $20,000,000 in Units and subsequently, on May 11, 2010 withdrew its prior filed Post Effective Amendment No. 5 to another S-1 Registration Statement. The new S-1 Registration Statement contains new offering terms, including a different fee structure, which are summarized as follows. The CTA selected to trade on behalf of the Fund is GT Capital CTA, which will be paid a 1% management fee on Fund assets allocated to it to trade, along with a 20% incentive fee on New Net Profit, as that term is defined in the Fund's prospectus. The Managing Member will be paid brokerage commissions of 10% annually of Fund net assets to clear domestic trades, plus actual commissions charged for trades made on foreign exchanges and forward markets, if any. From this 10%, it pays the introducing broker 7% to cover the costs of trades made on domestic markets, plus actual charges for trades made on foreign markets, if any, and retains the 3% balance. The introducing broker pays the futures commission merchant the per round turn commissions for domestic markets, or higher for trades made on foreign exchanges and forward markets, if any. Upon the commencement of business, the Fund will reimburse the Managing Member and its affiliates for all but $20,000 in incurred offering and organizational expenses, the reimbursable amount of which is estimated to be $225,000 and will be amortized by the Fund over 60 months, or paid off sooner at the Managing Member's discretion. Annual operating costs are estimated to be 0.75% of the Fund's net asset value. There will be a twelve month lock-in commencing from the date an investment is admitted to the Fund.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

MFI was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to the United States District Court for the Southern District of Florida pursuant to 28 U.S.C. Sec. 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against MFG under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2009 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  May 20, 2010

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               QUARTERLY REPORT

                                March 31, 2010























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of March 31, 2010 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2010 and 2009 and the cumulative period from October 1, 2004 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company as of December 31, 2009 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 8, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2009 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 17, 2010




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

  									March 31,	December 31,
 									2010		2009
									(A Review)

Assets

  Cash									$1,790		$363
  Prepaid expenses							12,968		6,790

  Total assets								14,758		7,153

Liabilities

  Accrued expenses							-		3,817
  Due to related parties						224,772		199,772

  Total liabilities							224,772		203,589

Net assets								$(210,014)	$(196,436)


Analysis of net assets

  Members								$(105,007)	$(98,218)
  Managing members							(105,007)	(98,218)

  Net assets (equivalent to $(105,007.00) and $(98,218.00) per unit)	$(210,014)	$(196,436)


Membership units outstanding

  Members units outstanding						1.00		1.00

  Managing members units outstanding					1.00		1.00

  Total membership units outstanding					2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)



  													Cumulative
  													Period From
  													October 1, 2004
  									Three Months Ended March 31,	(Inception)
  													to March 31,
  									2010		2009		2010

Investment income
  Interest income							$-		$-		$-

  Total investment income						-		-		-

Expenses

  Professional fees							7,551		4,882		126,030
  Other operating expenses						6,027		1,680		42,516

  Total expenses							13,578		6,562		168,546

  Net investment (loss)							(13,578)	(6,562)		168,546


  Net (decrease) in net assets resulting from operations		$(13,578)	$(6,562)	$(168,546)


Net income (loss) per unit
  Member unit								$(6,789.00)	$(3,281.00)	$(84,273.00)
  Managing member unit							$(6,789.00)	$(3,281.00)	$(84,273.00)



    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)



  													Cumulative
  													Period From
  													October 1, 2004
  									Three Months Ended March 31,	(Inception)
  													to March 31,
  									2010		2009		2010



(Decrease) in net assets from operations
Net investment (loss)							$(13,578)	$(6,562)	$(168,546)

Net (decrease) in net assets resulting from operations			(13,578)	(6,562)		(168,546)

Capital contributions from members					-		-		2,000
Initial offering costs							-		-		(43,468)

  Total (decrease) in net assets					(13,578)	(6,562)		(210,014)

Net assets at the beginning of the period				(196,436)	(159,832)	-

Net assets at the end of the period					$(210,014)	$(166,394)	$(210,014)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)



  													Cumulative
  													Period From
  													October 1, 2004
  									Three Months Ended March 31,	(Inception)
  													to March 31,
  									2010		2009		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(13,578)	$(6,562)	$(168,546)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Increase) in prepaid expenses					(6,178)		-		$(12,968)
  (Decrease) in accrued expenses					(3,817)		(244)		-

  Net cash (used in) operating activities				(23,573)	(6,806)		(181,514)


Cash Flows from Investing Activities

  Initial offering costs						-		-		(43,468)

  Net cash (used in) investing activities				-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties					25,000		6,400		224,772
  Initial member capital contributions					-		-		2,000

  Net cash provided by financing activities				25,000		6,400		226,772

  Net increase (decrease) in cash					1,427		(406)		1,790

  Cash at the beginning of the period					363		434		-


  Cash at the end of the period						$1,790		$28		$1,790

Non-Cash Activities

  Initial offering costs charged to net assets				$-		$-		$43,468


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2010
                                  (A Review)

1.	Nature of the Business

  TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's"). However, the Fund will not commence business until at least $2,000,000 worth of units of membership interests (the Units) are sold. The maximum offering is $20,000,000. TriView Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund. The initial CTA is GT Capital CTA, which will have the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent is Futures Investment Company (FIC), which is controlled by Michael Pacult and his wife.

  The Fund is in the development stage and its efforts through March 31, 2010 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business is contingent upon the sale of at least $2,000,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business. These reimbursement amounts have accumulated to $224,772 and $199,772 as of March 31, 2010 and December 31, 2009, respectively.

On May 7, 2010 the Managing Member filed an S-1 with the SEC in order to gain approval for a proposed prospectus for the sale of membership interests. In the S-1, the Managing Member has stated it will absorb $20,000 of the offering and organizational costs which were previously incurred. When implemented, this will result in an increase in net assets for GAAP purposes and a decrease of the amount capitalized for all other purposes.

As of March 31, 2010 and December 31, 2009, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

  											Balance			   Per Unit Calculation
 										March 31,	December 31,	March 31,	December 31,
  										2010		2009		2010		2009

  Net Asset Value for financial reporting purposes				$(210,014)	$(196,436)	$(105,007.00)	$(98,218.00)

  Adjustment for initial offering costs						43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational and operating expenses		168,546		154,968		84,273.00	77,484.00

  Net Asset Value for all other purposes					$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units												2.00		2.00

  Registration Costs - Costs incurred for the initial filings with SEC, National Association of Securities Dealers, Inc. and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

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

  Interest income will be recognized when it is earned.

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

                                March 31, 2010
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

  Management has continued to evaluate the application of Accounting Standards Codification ("ASC") 740-10-25, "Income Taxes-Overall-Recognition" to the Fund and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2009 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.
  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2010 and 2009.

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

  Fair Value Measurement and Disclosures - ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
  As of and for the period and year ended March 31, 2010 and year ended December 31, 2009 the Fund had no investments.


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

                                March 31, 2010
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

  Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the managing member no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the Managing Member may be unable to comply with the request on a timely basis. There will be no redemption fee; however there will be a twelve month lock-in commencing from the date of admission of an investment.


5.	Fees

  The Fund will be charged the following fees as of the commencement of trading.

  A monthly management fee of 1% (annual rate) will be paid to the CTA, GT Capital CTA, calculated on the equity allocated to it to trade.

  A quarterly incentive fee of 20% of "new net profits" will be paid to the CTA. New net profits includes all income earned by a CTA and expense allocated to its activity. In the event that trading produces a loss for a CTA, no incentive fees will be paid and all losses will be carried over to the following periods until profits from trading exceed the loss. The Fund may also change CTA's and thereby begin the computation of new net profits from the date that a new CTA is retained.

  The Fund will pay annual domestic brokerage commissions to the Corporate Managing Member of 10% of the Fund net assets, plus actual charges for trades made on foreign markets, if any. The Corporate Managing Member retains 3% and pays the affiliated introducing broker 7% for trades made by the trading advisor on domestic markets, plus actual charges from trades made on foreign markets, if any.

  The Managing Member has reserved the right to change the management fee and the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is eliminated. The Fund may also increase the total management fees paid to the CTA's and Corporate Managing Member to 6% of total net assets if the total incentive fees are decreased to 15%.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2010
                                  (A Review)

6.	Related Party Transactions

  The sole shareholder of the Corporate Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity pool), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with ASC 850, Consolidation of Variable Interest Entities, a variable interest entity relationship exists between TriView Capital and the Fund.

  ASC 460, Guarantees, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA's and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

6.	Related Party Transactions - Continued

  Due to related parties at March 31, 2010 and December 31, 2009 consisted of amounts due to the Corporate Managing Member, Ashley Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2010 and December 31, 2009:

  					March 31,	December 31,
  					2010		2009

  FIC					$161,108	$136,108
  Ashley Capital Management, Inc.	26,475		26,475
  Corporate Managing Member		1,958		1,958
  Michael Pacult			35,231		35,231

  Balance due to related parties	$224,772	$199,772


7.	Membership Unit Transactions

  As of March 31, 2010, and March 31, 2009 membership units were valued at $(105,07.00), and $(83,197.00), respectively.

  Transactions in membership units were as follows:

						Units				Amount
  					2010		2009		2010		2009

  Members Units
  Subscriptions				-		-		$-		$-
  Redemptions				-		-		-		-
  Net (decrease) in net assets
   resulting from operations for
   the three months ended 3/31		-		-		(6,789)		(3,281)
  Offering costs			-		-		-		-
    Total				-		-		(6,789)		(3,281)

  Managing Members Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Net (decrease) in net assets
   resulting from operations for the
   three months ended 3/31		-		-		(6,789)		(3,281)
  Offering costs			-		-		-		-
  Total					-		-		(6,789)		(3,281)

  Total Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
  Net (decrease) in net assets
   resulting from operations for
   the three months ended 3/31		-		-		(13,578)	(6,562)
  Offering costs			-		-		-		-
    Total				-		-		$(13,578)	$(6,562)

8.	Concentrations

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

                                March 31, 2010
                                  (A Review)

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                March 31, 2010
                                  (A Review)

12.	Financial Highlights

								Three Months Ended March 31,
  								2010		2009
  Performance per unit (1)

  Net unit value, beginning of period				$(98,218.00)	$(79,916.00)

  Net realized and unrealized gains and
   losses on commodity transactions				-		-
  Investment and other income					-		-
  Expenses							(6,789.00)	(3,281.00)
  Syndication costs transferred to capital			-	-
  Net (decrease) for the period					(6,789.00)	(3,281.00)

  Net unit value at the end of the period			$(105,007.00)	$(83,197.00)


  Net assets at the end of the period (000)			$(210)		$(166)

  Total return (2)						(6.91)%		(4.11)%

  Number of units outstanding at the end of the period		2.00		2.00

  Supplemental Data
  Ratio to average net assets
  Investment and other income  (3)				0.00 %		0.00 %
  Expenses (3)							(27.65)%	(16.44)%

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

  (2)  Not annualized

  (3)  Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2010, and 2009

*****************************************************************************


To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC