Form 10-Q
period 2010-06-30
TriView Global Fund, LLC
filed 2010-08-16
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2010

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2010 are attached hereto and made a part hereof.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the six months ended June 30, 2010 and June 30, 2009.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(43,821) [$(21,911) per Unit] and $(18,028)[$(9,014) per Unit] for the six
months ended June 30, 2010 and June 30, 2009. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities in additional states. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through June 30, 2010.

The Fund did not have any additions or withdrawals during or in between the six months ended June 30, 2010 and June 30, 2009.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30,2010.

Subsequent Events - The Fund's Registration Statement filed May 7, 2010 went effective with the Securities and Exchange Commission on August 10, 2010 at 12:00 pm, Eastern.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF
Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

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
Section 906 of the Sarbanes-Oxley Act of 2002

				SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  August 16, 2010

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               QUARTERLY REPORT

                                 June 30, 2010























                               MANAGING MEMBER:
                       TriView Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements

  								Page
Report of Independent Registered Public Accounting Firm		F-2
Statements of Assets and Liabilities				F-3
Statements of Operations					F-4
Statements of Changes in Net Assets				F-5
Statements of Cash Flows					F-6
Notes to the Financial Statements			     F-7 - F-11
Affirmation of the Commodity Pool Operator			F-12

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of June 30, 2010 and the related statements of operations for the three and six months ended June 30, 2010 and 2009 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2010, and the statements of changes in net assets and cash flows for the six months ended June 30, 2010 and 2009 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2010. These financial statements are the responsibility of the Company's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 9, 2010







                     300 Village Green Drive, Suite 210 *
                         Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

									June 30,	December 31,
									2010		2009
  									(A Review)
Assets

  Cash									$- 		$363
  Prepaid expenses							10,086 		6,790

  Total assets								10,086 		7,153

Liabilities

  Cash overdraft							3,071 		-
  Accrued expenses							-   		3,817
  Due to related parties						247,272 	199,772

  Total liabilities							250,343 	203,589

Net assets								$(240,257)	$(196,436)


Analysis of net assets

  Members								$(120,129)	$(98,218)
 	Managing members						(120,128)	(98,218)

  Net assets (equivalent to $(120,128.50) and $(98,218.00) per unit)	$(240,257)	$(196,436)


Membership units outstanding

  Members units outstanding						1.00 		1.00
  Managing members units outstanding					1.00 		1.00

  Total membership units outstanding					2.00 		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

																Cumulative
																Period From
																October 1, 2004
								Three Months Ended June 30,	Six Months Ended June 30,       (Inception)
																to June 30,
								2010		2009		2010		2009		2010

Investment income
  Interest income						$-   		$-   		$-   		$-   		$-

  Total investment income					-   		-   		-   		-   		-

Expenses

  Professional fees						22,023 		9,207 		29,573 		14,089 		148,053
  Other operating expenses					8,220 		2,259 		14,248 		3,939 		50,736

  Total expenses						30,243 		11,466 		43,821 		18,028 		198,789

  Net investment (loss)						(30,243)	(11,466)	(43,821)	(18,028)	(198,789)


  Net (decrease) in net assets resulting from operations	$(30,243)	$(11,466)	$(43,821)	$(18,028)	$(198,789)


Net income (loss) per unit
  Member unit							$(15,121.50)	$(5,733.00)	$(21,910.50)	(9,014.00)	$(99,394.50)
  Managing member unit						$(15,121.50)	$(5,733.00)	$(21,910.50)	(9,014.00)	$(99,394.50)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

												Cumulative
												Period From
												October 1, 2004
												(Inception)
								Six Months Ended June 30,	June 30,
								2010		2009		2010


(Decrease) in net assets from operations
Net investment (loss)						$(43,821)	$(18,028)	$(198,789)

Net (decrease) in net assets resulting from operations		(43,821)	(18,028)	(198,789)

Capital contributions from members				-   		-   		2,000
Initial offering costs						-   		-   		(43,468)

  Total (decrease) in net assets				(43,821)	(18,028)	(240,257)

Net assets at the beginning of the period			(196,436)	(159,832)	-

Net assets at the end of the period				$(240,257)	$(177,860)	$(240,257)


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)


												Cumulative
												Period From
												October 1, 2004
												(Inception)
								Six Months Ended June 30,	June 30,
								2010		2009		2010


Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(43,821)	$(18,028)	$(198,789)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Increase) in prepaid expenses				(3,296)		-   		(10,086)
  (Decrease) in accrued expenses				(3,817)		(244)		-

  Net cash (used in) operating activities			(50,934)	(18,272)	(208,875)


Cash Flows from Investing Activities

  Initial offering costs					-   		-   		(43,468)

  Net cash (used in) investing activities			-   		-   		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				47,500 		18,150 		247,272
  Initial member capital contributions				-   		-   		2,000

  Net cash provided by financing activities			47,500 		18,150 		249,272

  Net (decrease) in cash 					(3,434)		(122)		(3,071)

  Cash at the beginning of the period				363 		434 		-


  Cash (overdraft) at the end of the period			$(3,071)	$312 		$(3,071)

Non-Cash Activities

  Initial offering costs charged to net assets			$-   		$-   		$43,468


    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2010
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

  The Fund is in the development stage and its efforts through June 30, 2010 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business is contingent upon the sale of at least $2,000,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business. These reimbursement amounts have accumulated to $247,272 and $199,772 as of June 30, 2010 and December 31, 2009, respectively.

  On May 7, 2010 the Managing Member filed an S-1 with the SEC in order to gain approval for a proposed prospectus for the sale of membership interests.
 In the S-1, the Managing Member has stated it will absorb $20,000 of the offering and organizational costs which were previously incurred. When implemented, this will result in an increase in net assets for GAAP purposes and a decrease of the amount capitalized for all other purposes.
  As of June 30, 2010 and December 31, 2009, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

											Balance				Per Unit Calculation
										June 30,	December 31,	June 30,	December 31,
										2010		2009		2010		2009

  Net Asset Value for financial reporting purposes				$(240,257)	$(196,436)	$(120,128.50)	$(98,218.00)

  Adjustment for initial offering costs						43,468 		43,468 		21,734.00 	21,734.00
  Adjustment for other offering, organizational and operating expenses		198,789 	154,968 	99,394.50 	77,484.00

  Net Asset Value for all other purposes					$2,000 		$2,000 		$1,000.00 	$1,000.00

  Number of Units												2.00 		2.00

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2010
                                  (A Review)


2.	Significant Accounting Policies - Continued

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


  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.
  Management has continued to evaluate the application of Accounting Standards Codification ("ASC") 740-10-25, "Income Taxes-Overall-Recognition" to the Fund and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2009 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.
  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ending June 30, 2010 and June 30, 2009.


  Fair Value Measurement and Disclosures - ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
  As of and for the six months ended June 30, 2010 and year ended December 31, 2009, the Fund had no investments.


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

                                 June 30, 2010
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

  The sole shareholder of the Corporate Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity pool), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. In Accordance with ASC 850, Consolidation of Variable Interest Entities, a variable interest entity relationship exists between the Corporate Managing Member and the Fund.

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

  Due to related parties at June 30, 2010 and December 31, 2009 consisted of amounts due to the Corporate Managing Member, Ashley Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of June 30, 2010 and December 31, 2009:

 					 June 30,	December 31,
  					2010		2009

  FIC					$179,108 	$136,108
  Ashley Capital Management, Inc.	26,475 		26,475
  Corporate Managing Member		1,958 		1,958
  Michael Pacult			39,731 		35,231

  Balance due to related parties	$247,272 	$199,772

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2010
                                  (A Review)


7.	Membership Unit Transactions

  As of June 30, 2010, and June 30, 2009 membership units were valued at $(120,128.50), and $(88,930.00), respectively.

  Transactions in membership units were as follows:

							Units				Amount
						2010		2009		2010		2009

  Members Units
  Subscriptions					-   		-   		$-   		$-
  Redemptions					-   		-   		-   		-
  Net (decrease) in net assets resulting from
   operations for the six months ended 6/30	-   		-   		(21,911)	(9,014)
  Offering costs				-   		-   		-   		-
  Total						-   		-   		(21,911)	(9,014)

  Managing Members Units
  Subscriptions					-   		-   		-   		-
  Redemptions					-   		-   		-   		-
  Net (decrease) in net assets resulting from
   operations for the six months ended 6/30	-   		-   		(21,910)	(9,014)
  Offering costs				-   		-   		-   		-
  Total						-   		-   		(21,910)	(9,014)

  Total Units
  Subscriptions					-   		-   		-   		-
  Redemptions					-   		-   		-   		-
  Net (decrease) in net assets resulting from
   operations for the six months ended 6/30	-   		-   		(43,821)	(18,028)
  Offering costs				-   		-   		-   		-
  Total						-   		-   		$(43,821)	$(18,028)

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                                 June 30, 2010
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

10.	Financial Highlights

							Three Months Ended June 30,	Six Months Ended June 30,
							2010		2009		2010		2009
  Performance per unit (1)

  Net unit value, beginning of period			$(105,007.00)	$(83,197.00)	$(98,218.00)	$(79,916.00)

  Expenses						(15,121.50)	(5,733.00)	(21,910.50)	(9,014.00)
  Net (decrease) for the period				(15,121.50)	(5,733.00)	(21,910.50)	(9,014.00)

  Net unit value at the end of the period		$(120,128.50)	$(88,930.00)	$(120,128.50)	$(88,930.00)

  Net assets at the end of the period (000)		$(240)		$(178)		$(240)		$(178)

  Total return (2) 					(14.40)%	(6.89)%		(22.31)%	(11.28)%

  Number of units outstanding at the end of the period	2.00 		2.00 		2.00 		2.00

  Supplemental Data
  Ratio to average net assets (3)
  Investment and other income 				0.00 %		0.00 %		0.00 %		0.00 %
  Expenses 						(57.60)%	(27.56)%	(44.62)%	(22.56)%


  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period.

  (2)  Not annualized

  (3)  Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
           For The Six Months Ended June 30, 2010 and June 30, 2009

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC