Form 10-Q
period 2010-09-30
TriView Global Fund, LLC
filed 2010-11-15
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2010

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2010 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an initial effective date by the Securities and Exchange Commission ("SEC") on November 3, 2005. The Fund's Registration Statement filed May 7, 2010 for $20,000,000 in face amount of units of limited partnership interests (the "Units") went effective with the SEC on August 10, 2010. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units that it has filed for registration; however, as of the date of this Report, the minimum of $2,000,000 has not been sold.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged during and in between the nine months ended September 30, 2010 and September 30, 2009.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(37,816) [$(18,908) per Unit] and $(28,584)[$(14,292) per Unit] for the nine months ended September 30, 2010 and September 30,2009. The increase in losses was primarily due to higher compliance costs with respect to keeping current the registration of the Fund's securities. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income from inception through September 30, 2010.

The Fund did not have any additions or withdrawals during or in between the nine months ended September 30, 2010 and September 30, 2009.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30,2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  November 15, 2010

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               QUARTERLY REPORT

                              September 30, 2010























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of September 30, 2010 and the related statements of operations for the three and nine months ended September 30, 2010 and 2009 and the cumulative period from October 1, 2004 (date of inception) to September 30, 2010, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2010 and 2009 and the cumulative period from October 1, 2004 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 10, 2010



       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

							September 30,	December 31,
							2010		2009
							(A Review)
Assets

	Cash						$528		$363
	Prepaid expenses				11,492		6,790

	Total assets					12,020		7,153

Liabilities

	Accrued expenses				-		3,817
	Due to related parties				246,272		199,772

	Total liabilities				246,272		203,589

Net assets						$(234,252)	$(196,436)


Analysis of net assets

	Members						$(117,126)	$(98,218)
	Managing members				(117,126)	(98,218)

	Net assets (equivalent to $(117,126.00)
	 and $(98,218.00) per unit)			$(234,252)	$(196,436)


Membership units outstanding

	Members units outstanding			1.00		1.00
	Managing members units outstanding		1.00		1.00

	Total membership units outstanding		2.00		2.00

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

                                  (A Review)

															Cumulative
															Period From
															October 1, 2004
						Three Months Ended September 30,	Nine Months Ended September 30,	(Inception)
															to September 30,
						2010		2009			2010		2009		2010

Investment income
	Other income				$20,000		$-			$20,000		$-		$20,000

	Total investment income			20,000		-			20,000		-		20,000

Expenses

	Professional fees			5,385		1,884			34,958		15,973		153,438
	Other operating expenses		8,610		8,672			22,858		12,611		59,346

	Total expenses				13,995		10,556			57,816		28,584		212,784

	Net investment income (loss)		6,005		(10,556)		(37,816)	(28,584)	(212,784)

	Net increase (decrease) in net assets
         resulting from operations		$6,005		$(10,556)		$(37,816)	$(28,584)	$(192,784)


Net income (loss) per unit
	Member unit				$3,002.50	$(5,278.00)		$(18,908.00)	(14,292.00)	$(96,392.00)
	Managing member unit			$3,002.50	$(5,278.00)		$(18,908.00)	(14,292.00)	$(96,392.00)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

                                  (A Review)

												Cumulative
												Period From
												October 1, 2004
												(Inception)
								Nine Months Ended September 30,	September 30,
								2010		2009		2010


(Decrease) in net assets from operations
  Net investment (loss)						$(37,816)	$(28,584)	$(192,784)

    Net (decrease) in net assets resulting from operations	(37,816)	(28,584)	(192,784)

  Capital contributions from members				-	-	2,000
  Initial offering costs					-	-	(43,468)

	Total (decrease) in net assets				(37,816)	(28,584)	(234,252)

  Net assets at the beginning of the period			(196,436)	(159,832)	-

  Net assets at the end of the period				$(234,252)	$(188,416)	$(234,252)


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

                                  (A Review)

												Cumulative
												Period From
												October 1, 2004
												(Inception)
								Nine Months Ended September 30,	to September 30,
								2010		2009		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(37,816)	$(28,584)	$(192,784)

Adjustments to reconcile net (decrease) in net assets from
	operations to net cash (used in) operating activities:
	(Increase) in prepaid expenses				(4,702)		-		(11,492)
	(Decrease) in accrued expenses				(3,817)		(244)		-

	Net cash (used in) operating activities			(46,335)	(28,828)	(204,276)


Cash Flows from Investing Activities

	Initial offering costs					-		-		(43,468)

	Net cash (used in) investing activities			-		-		(43,468)


Cash Flows from Financing Activities

	Increase in due to related parties			46,500		28,550		246,272
	Initial member capital contributions			-		-		2,000

	Net cash provided by financing activities		46,500		28,550		248,272

	Net increase (decrease) in cash				165		(278)		528

	Cash at the beginning of the period			363		434		-


	Cash at the end of the period				$528		$156		$528

Non-Cash Activities

	Initial offering costs charged to net assets		$-		$-		$43,468

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                              September 30, 2010
                                  (A Review)

1.	Nature of the Business

	TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's"). The Fund sells units of membership interest (the "Units") pursuant to a prospectus granted effectiveness August 10, 2010, and will commence business upon the sale of at least $2,000,000 of Units. The maximum offering is $20,000,000. TriView Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund. The initial CTA is GT Capital CTA, which will have the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent is Futures Investment Company ("FIC"), which is owned and operated by Michael Pacult and his wife.

	The Fund is in the development stage and its efforts through September 30, 2010 have been principally devoted to organizational activities.

2.	Significant Accounting Policies

	Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933. The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934, and of the rules and regulations of the Financial Industry Regulation Authority ("FINRA"). The Fund, once it begins trading, will also be subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government, which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

	Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business is contingent upon the sale of at least $2,000,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business, except for $20,000. These net reimbursement amounts have accumulated to $246,272 and $199,772 as of September 30, 2010 and December 31, 2009, respectively.

	As of September 30, 2010 and December 31, 2009, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							September 30,	December 31,	September 30,	December 31,
							2010		2009		2010		2009

Net Asset Value for financial reporting purposes	$(234,252)	$(196,436)	$(117,126.00)	$(98,218.00)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
   and operating expenses				192,784		154,968		96,392.00	77,484.00

Net Asset Value for all other purposes			$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units									2.00		2.00

	Registration Costs - Costs incurred for the initial filings with SEC, FINRA and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                              September 30, 2010
                                  (A Review)

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

	Other Income - Other income consists of $20,000 of offering and organizational costs which were previously incurred, but were subsequently absorbed in accordance with the S-1, which was approved by the SEC on August 10, 2010.

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

	Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2010 and 2009.

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

	As of and for the nine months ended September 30, 2010 and year ended September 30, 2009 the Fund had no investments.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                              September 30, 2010
                                  (A Review)

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

                              September 30, 2010
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

	Due to related parties at September 30, 2010 and December 31, 2009 consisted of amounts due to the Corporate Managing Member, Ashley Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of September 30, 2010 and December 31, 2009:

						September 30,	December 31,
						2010		2009

	FIC					$178,108	$136,108
	Ashley Capital Management, Inc.		26,475		26,475
	Corporate Managing Member		1,958		1,958
	Michael Pacult				39,731		35,231

	Balance due to related parties		$246,272	$199,772


7.	Membership Unit Transactions

	As of September 30, 2010, and September 30, 2009 membership units were valued at $(117,126.00), and $(94,208.00), respectively.

	Transactions in membership units were as follows:

							Units				Amount
						2010		2009		2010		2009

Members Units
  Subscriptions					-		-		$-		$-
  Redemptions					-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the nine
   months ended 9/30				-		-		(18,908)	(14,292)
  Offering costs				-		-		-		-
	Total					-		-		(18,908)	(14,292)

Managing Members Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the nine
   months ended 9/30				-		-		(18,908)	(14,292)
  Offering costs				-		-		-		-
	Total					-		-		(18,908)	(14,292)

Total Units
  Subscriptions					-		-		-		-
  Redemptions					-		-		-		-
  Net (decrease) in net assets resulting
   from operations for the nine
   months ended 9/30				-		-		(37,816)	(28,584)
  Offering costs				-		-		-		-
	Total					-		-		$(37,816)	$(28,584)

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                              September 30, 2010
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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                              September 30, 2010
                                  (A Review)

12.	Financial Highlights

							Three Months Ended September 30, Nine Months Ended September 30,
							2010		2009		2010		2009
Performance per unit (1)

Net unit value, beginning of period			$(120,128.50)	$(88,930.00)	$(98,218.00)	$(79,916.00)

Net realized and unrealized gains and
 losses on commodity transactions			-		-		-		-
Investment and other income				10,000.00	-		10,000.00	-
Expenses						(6,997.50)	(5,278.00)	(28,908.00)	(14,292.00)
Syndication costs transferred to capital		-		-	-	-
Net (decrease) for the period				3,002.50	(5,278.00)	(18,908.00)	(14,292.00)

Net unit value at the end of the period			$(117,126.00)	$(94,208.00)	$(117,126.00)	$(94,208.00)

Net assets at the end of the period (000)		$(234)		$(188)		$(234)		$(188)

Total return (2)					2.50 %		(5.94)%		(19.25)%	(17.88)%

Number of units outstanding at the end of the period	2.00		2.00		2.00		2.00

Supplemental Data
Ratio to average net assets
Investment and other income  (2)			8.43 %		0.00 %		9.08 %		0.00 %
Expenses (3)						(23.59)%	(23.74)%	(35.00)%	(23.84)%


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

	(2)  Not annualized

	(3)  Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
      For The Nine Months Ended September 30, 2010 and September 30, 2009

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult
Michael Pacult
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, LLC