Form 10-K
period 2010-12-31
TriView Global Fund, LLC
filed 2011-03-31
CIK 1305631

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

	Delaware			20-1689686
	State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization	Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:      (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of 'large accelerated filer,' 'accelerated filer' and 'smaller reporting company' in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-119655 and 333-166668 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

The Registrant (the 'Fund') was granted an initial effective date by the Securities and Exchange Commission ("SEC") on November 3, 2005. The Fund's Registration Statement filed May 7, 2010 for $20,000,000 in face amount of units of limited partnership interests (the "Units") went effective with the SEC on August 10, 2010. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units that it has filed for registration; however, as of the date of this Report, the minimum of $2,000,000 has not been sold. The Managing Member, in its sole discretion, selects CTAs and their allocation of equity, from time to time.

Once the minimum has been sold, the Fund will commence trading. Once trading commences, the trades for the Fund will be selected and placed with the futures commission merchant ('FCM'), i.e., clearing broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund. The books and records of the trades placed by the CTAs in the Fund's trading accounts are kept and available for inspection by the Members at the office of the corporate Managing Member, 5914 N. 300 West, Fremont, IN 46737. The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Operating Agreement defines the terms of operation of the Fund and is incorporated herein by reference. See Subsequent Events at the end of this section.

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

You should carefully consider all the information we have included or incorporated by reference in this Report and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the 'Management's Discussion and Analysis of Financial Condition and Results of Operations' Section of this Report. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Any FCM selected by the Managing Member must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets. The Fund expects to maintain a percentage of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury. It also retains the right to invest in foreign treasuries held with the respective issuing department of treasury and to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the US Department of Treasury, any foreign treasury department and any cash management funds are in the name of the Fund and not commingled with those of any other entity. The Fund expects to maintain a substantial portion of our net assets in segregation with the FCM for trading by the trading advisor. Approximately 0% to 3% of the previous month's net assets may be retained in our bank accounts to pay expenses and redemptions.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its Managing Member, the IB or any of their Affiliates, directors or officers. Other than as described below, neither the CTA, GT Capital CTA, nor its principal, Mr. Teitelbaoum, has been involved in any material administrative, civil or criminal action, within the five years preceding the date of this disclosure document, or at any time in the past.

On August 24, 2009, a lawsuit was filed against Mr. Teitelbaoum and two other parties. The complaint alleges that Mr. Teitelbaoum and the other defendants failed to properly compensate the plaintiff for marketing services. Mr. Teitelbaoum vehemently denies all allegations of wrongdoing and plans to vigorously defend the lawsuit.

The FCM, MF Global Inc., has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

In May 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ('PAAF') and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the 'Litigation'). In December 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accept a cease and desist order.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ('AP') who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. (now, MF Global Holdings Ltd.) ('MF Global'), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ('Trading Incident'), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed. In January 2011, the parties reached a preliminary agreement to settle whereby MF Global will contribute $2.5 million to an overall settlement amount of $90 million. The preliminary settlement will be subject to Court review and final approval.

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

On August 28, 2009, Bank of Montreal ('BMO') instituted suit against MFG and its former broker, Joseph Saab ('Saab') (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ('MRD') as independent quotes when defendants knew, or should have known, that David Lee ('Lee'), BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through MFG's broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by MFG's actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, claims that it would not have paid brokerage commissions to MFG (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. MFG has made a motion to dismiss, which was denied.

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

The Liquidation Trustee ('Trustee') for Sentinel Management Group, Inc. ('Sentinel') sued MFG in June 2009 on the theory that MFG's withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs.

In May 2009, investors in a venture set up by Nicholas Cosmo ('Cosmo') sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which was granted and cannot be appealed by plaintiffs until the conclusion of the case against the Bank of America.

In December 2010, the Court-appointed receiver for Joseph Forte, L.P., ('Forte Partnership') filed a complaint in the United States District Court for the Eastern District of Pennsylvania, alleging that MFG was negligent in the handling of a futures account the Forte Partnership maintained at MFG. The Complaint alleges that as a result of MFG's negligence, Joseph Forte ('Forte') was able to operate a Ponzi scheme in which he misappropriated at least $25,000,000 from limited partners in the Forte Partnership. The Complaint seeks damages 'in excess of $150,000.' MFG has not been served with the complaint.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ('Trimble') and/or Phidippides Capital Management ('Phidippides'). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG 'materially aided and abetted' Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages 'in excess of' $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ('Trimble') and/or Phidippides Capital Management ('Phidippides'). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG 'materially aided and abetted' Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages 'in excess of' $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

On August 4, 2010, MFG was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodity Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFG, as its executing broker, to enter 'large' market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFG was added as a defendant to a related class action complaint filed against the Moore'related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs' claimed damages have not been quantified. This matter is in its earliest stages.MFG and an affiliate, MF Global Market Services LLC ('Market Services'), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ('Morgan Fuel') and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the 'Bottinis'). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

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

On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses because Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. On MFG's motion, the Supreme Court of the State of New York determined that there was no agreement to arbitrate such claims. Morgan Fuel appealed and all appeals were denied.

The Bottinis also asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. The Supreme Court of the State of New York denied a motion to stay the fourth party claim but the denial to stay was reversed. Morgan Fuel filed a motion to appeal with the New York Court of Appeals which was denied.

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

Following is a summary of certain financial information for the Registrant for the period from inception to December 31, 2010, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.

									  For the Years Ended December 31,
 							2010		2009		2008		2007		2006
  Performance per unit (1)

  Net unit value, beginning of year			$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)	$(25,987.00)

  Net realized and unrealized gains and
   losses on commodity transactions			-		-		-		-		-
  Investment and other income				10,000.00	-		-		-		-
  Expenses						(40,935.02)	(18,302.00)	(21,079.00)	(19,300.00)	(13,550.00)

  Net (decrease) for the year				(30,935.02)	(18,302.00)	(21,079.00)	(19,300.00)	(13,550.00)

  Net unit value at the end of the year			$(129,153.02)	$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)

  Net assets at the end of the year (000)		$(258)		$(196)		$(160)		$(118)		$(79)

  Total return						(31.50)%	(22.90)%	(35.83)%	(39.24)%	(41.36)%

  Number of units outstanding at the end of the year	2.00		2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
  Investment and other income				8.78 %		0.00 %		0.00 %		0.00 %		0.00 %
  Expenses						(35.93)%	(22.90)%	(35.83)%	(39.24)%	(41.36)%

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

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2010 and 2009.

											2010								2009
						1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain				0		0		0		0		0		0		0		0

Net Income (Loss)				(13,578)	(30,243)	6,005		(24,054)	(6,562)		(11,466)	(10,556)	(8,020)

Net Income (Loss) per limited
 partnership unit				(6,789.00)	(15,121.50)	3,002.50	(12,027.02)	(3,281.00)	(5,733.00)	(5,278.00)	(4,010.00)

Net Income (Loss) per general
 partnership unit (if any)			(6,789.00)	(15,121.50)	3,002.50	(12,027.02)	(3,281.00)	(5,733.00)	(5,278.00)	(4,010.00)

Net asset value per partnership unit at the
 end of period.					(105,007.00)	(120,128.50)	(117,126.00)	(129,153.02)	(83,197.00)	(88,930.00)	(94,208.00)	(98,218.00)

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

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as 'daily price fluctuation limits' or 'daily limits'. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

See Item 2 of this Report for a description of where Fund assets will be held. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

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

Through the date of this Report, the Fund has not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged since inception and over the periods covered by this report.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(61,870) [$(30,935) per Unit], $(36,604) [$(18,302) per Unit] and $(42,158)
[$(21,079) per Unit] for the years ended December 31, 2010, 2009 and 2008.
The variation in losses over the three year period was primarily due to costs incurred to maintain the registration of Units pursuant to a previous registration statement in 2008 and 2009, and to register Units via a new registration statement in 2010. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income. The Fund did not have any additions or withdrawals during the years ended December 31, 2010, 2009 and 2008, nor did inflation have a material impact on the operations or on the financial condition of the Fund during this period.

Off-Balance Sheet Risk

The term 'off-balance sheet risk' refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Members would realize a 100% loss. The Fund, the Managing Member and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2010, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6, Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Managing Member's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the Managing Member assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control ' Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, the Managing Member's internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware limited liability company which acts through its corporate Managing Member. Accordingly, the Registrant has no Directors or Executive Officers.

The Managing Members of the Registrant during the year 2010 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange

Act, and Mr. Michael Pacult, age 66, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the 'best efforts' offering of the Units.

There has never been a material administrative, civil or criminal action brought against the Fund, the Managing Member or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the Managing Member of the Fund, has determined that he qualifies as an 'audit committee financial expert' in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

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

Item 11.  Executive Compensation.

Although there are no executives of the Fund, the corporate Managing Member and certain persons Affiliated with the Managing Members are paid compensation that the Fund has elected to disclose on this Report. See Item 1 of Part I of this Report for disclosure of such compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Members owned more than five percent (5%) of the total equity of the Fund on December 31, 2010:

Name			Percent Ownership

Michael Pacult	50.0%

Michael Pacult invested personally as a non-managing Member to comply with the legal requirement that a limited liability company to be operated for tax purposes as a limited partnership must be formed by two or more people.

(b) As of December 31, 2010, the corporate Managing Member owned 1.00 Unit of Membership Interest, which constitutes the other 50.0% ownership.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2010 and 2009 were $13,957 and $9,987.50, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2010 and 2009 were $350 and $500, respectively.

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

3. List of those Exhibits required by Item 601 of Regulation S-K (' 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-119655 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302

32.2 Certification of CEO and CFO pursuant to Section 906

 (b)	Exhibits required by Item 601 of Regulation S-K (' 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member

By: /s/ Michael Pacult
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

Date: March 30, 2011

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                                 ANNUAL REPORT

                               December 31, 2010























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

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm

To the Members of
TriView Global Fund, LLC
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of TriView Global Fund, LLC (a development stage enterprise), as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010 and the cumulative period from October 1, 2004 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, LLC as of December 31, 2010 and 2009, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2010, and the cumulative period from October 1, 2004 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
February 24, 2011


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                     Statements of Assets and Liabilities

                          December 31, 2010 and 2009


							2010		2009
Assets

  Cash							$405		$363
  Prepaid expenses					4,481		6,790

  Total assets						4,886		7,153

Liabilities

  Accrued expenses					920		3,817
  Due to related parties				262,272		199,772

  Total liabilities					263,192		203,589

Net assets						$(258,306)	$(196,436)


Analysis of net assets

  Members						$(129,153)	$(98,218)
  Managing members					(129,153)	(98,218)

  Net assets (equivalent to $(129,153.02) and
   $(98,218.00) per unit)				$(258,306)	$(196,436)


Membership units outstanding

  Non-managing member units outstanding			1.00		1.00
  Managing members units outstanding			1.00		1.00

  Total membership units outstanding			2.00		2.00


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Operations

             For the Years Ended December 31, 2010, 2009 and 2008
    Cumulative Period From October 1, 2004 (Inception) to December 31, 2010

														Cumulative
														Period From
														October 1, 2004
														(Inception)
														to December 31,
  								2010		2009		2008		2010

Investment income

  Other income							$20,000		$-		$-		$20,000

  Total investment income					20,000		-		-		20,000

Expenses

  Professional accounting and legal fees			45,006		29,866		22,632		163,485
  Other operating and administrative expenses			36,864		6,738		19,526		73,353

  Total expenses						81,870		36,604		42,158		236,838

  Net investment (loss)						(61,870)	(36,604)	(42,158)	(216,838)

  Net (decrease) in net assets resulting from operations	$(61,870)	$(36,604)	$(42,158)	$(216,838)


Net (loss) per unit
  Member unit							(30,935.02)	(18,302.00)	(21,079.00)	(108,419.00)
  Managing member unit						(30,935.02)	(18,302.00)	(21,079.00)	(108,419.00)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2010, 2009 and 2008
    Cumulative Period From October 1, 2004 (Inception) to December 31, 2010



																			Cumulative Period From
																			October 1, 2004 (Inception)
								2010				2009				2008			to December 31, 2010
							Units		Net Assets	Units		Net Assets	Units		Net Assets	Units		Net Assets

(Decrease) in net assets from operations
Net investment (loss)							$(61,870)			$(36,604)			$(42,158)			$(216,838)

Net (decrease) in net assets resulting from operations			(61,870)			(36,604)			(42,158)			(216,838)

Capital contributions from members					-				-				-		2.00		2,000
Initial offering costs							-				-				-				(43,468)

  Total (decrease) in net assets			-		(61,870)	-		(36,604)	-		(42,158)	2.00		(258,306)

Net assets at the beginning of the period		2.00		(196,436)	2.00		(159,832)	2.00		(117,674)	-		-

Net assets at the end of the period			2.00		$(258,306)	2.00		$(196,436)	2.00		$(159,832)	2.00		$(258,306)


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                           Statements of Cash Flows

             For the Years Ended December 31, 2010, 2009 and 2008
    Cumulative Period From October 1, 2004 (Inception) to December 31, 2010

														Cumulative
														Period From
														October 1, 2004
														(Inception)
														to December 31,
  								2010		2009		2008		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(61,870)	$(36,604)	$(42,158)	$(216,838)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Increase) decrease in prepaid expenses			2,309		(6,790)		-		(4,481)
  Increase (decrease) in accrued expenses			(2,897)		3,573		(1,383)		920

  Net cash (used in) operating activities			(62,458)	(39,821)	(43,541)	(220,399)


Cash Flows from Investing Activities

  Initial offering costs					-		-		-		(43,468)

  Net cash (used in) investing activities			-		-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				62,500		39,750		43,825		262,272
  Initial member capital contributions				-		-		-		2,000

  Net cash provided by financing activities			62,500		39,750		43,825		264,272

  Net increase (decrease) in cash				42		(71)		284		405

  Cash at the beginning of the period				363		434		150		-


  Cash at the end of the period					$405		$363		$434		$405

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$-		$43,468

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                               December 31, 2010


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

  The Fund is in the development stage and its efforts through December 31, 2010 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business is contingent upon the sale of at least $2,000,000 of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business, except for $20,000. These net reimbursement amounts have accumulated to $262,272 and $199,772 as of December 31, 2010 and 2009, respectively.

  As of December 31, 2010 and 2009, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								  Balance		    Per Unit Calculation
							December 31,	December 31,	December 31,	December 31,
							2010		2009		2010		2009
  Net Asset Value for financial reporting purposes	$(258,306)	$(196,436)	$(129,153.02)	$(98,218.00)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational and
   operating expenses					(212,838)	(154,968)	(106,419.02)	(77,484.00)

  Net Asset Value for all other purposes		$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units									2.00		2.00

  Registration Costs - Costs incurred for the initial filings with SEC, FINRA and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                               December 31, 2010

2.	Significant Accounting Policies - Continued
  Revenue Recognition - Forward contracts, futures and other investments are recorded on the trade date and will be reflected in the statement of operations at the difference between the original contract amount and the fair value on the last business day of the reporting period.

  Fair value of forward contracts, futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

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

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.
  Management has continued to evaluate the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes" to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.
  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2010, 2009 and 2008.


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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund?s own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2010 and 2009, the Fund had no investments.

  In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (?ASU 2010-06?) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASU 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Fund?s financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                               December 31, 2010

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

                               December 31, 2010

6.	Related Party Transactions

  The sole shareholder of the Corporate Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity pool), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. A variable interest entity relationship exists between Corporate Managing Member and the Fund.

  In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA's and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

  Due to related parties at December 31, 2010 and 2009 consisted of amounts due to the Corporate Managing Member, Ashley Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of December 31, 2010 and December 31, 2009:

					December 31,	December 31,
  					2010		2009

  FIC					$194,108	$136,108
  Ashley Capital Management, Inc.	26,475		26,475
  Corporate Managing Member		1,958		1,958
  Michael Pacult			39,731		35,231

  Balance due to related parties	$262,272	$199,772

7.	Concentrations

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

  Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund?s exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

9.	Financial Instruments with Off-Balance Sheet Credit and Market Risk

  All financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair value, those changes directly affect reported income.

  Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments. Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short. Generally, financial instruments can be closed. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor?s investment strategies.

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)

                       Notes to the Financial Statements

                               December 31, 2010

TriView Global Fund, LLC
(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2010


10.	Indemnifications

  In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund?s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

11.	Subsequent Events

  As of the date of this report, approximately $283,000 of membership interests have been sold under the prospectus described in note 1.

12.	Financial Highlights

									  For the Years Ended December 31,
 							2010		2009		2008		2007		2006
  Performance per unit (1)

  Net unit value, beginning of year			$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)	$(25,987.00)

  Net realized and unrealized gains and
   losses on commodity transactions			-		-		-		-		-
  Investment and other income				10,000.00	-		-		-		-
  Expenses						(40,935.02)	(18,302.00)	(21,079.00)	(19,300.00)	(13,550.00)

  Net (decrease) for the year				(30,935.02)	(18,302.00)	(21,079.00)	(19,300.00)	(13,550.00)

  Net unit value at the end of the year			$(129,153.02)	$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)

  Net assets at the end of the year (000)		$(258)		$(196)		$(160)		$(118)		$(79)

  Total return						(31.50)%	(22.90)%	(35.83)%	(39.24)%	(41.36)%

  Number of units outstanding at the end of the year	2.00		2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets
  Investment and other income				8.78 %		0.00 %		0.00 %		0.00 %		0.00 %
  Expenses						(35.93)%	(22.90)%	(35.83)%	(39.24)%	(41.36)%

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

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2010, 2009 and 2008

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Triview Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC