Form 10-Q
period 2011-03-31
TriView Global Fund, LLC
filed 2011-05-17
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2011 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an initial effective date by the Securities and Exchange Commission ("SEC") on November 3, 2005. The Fund's Registration Statement filed May 7, 2010 for $20,000,000 in face amount of units of limited partnership interests (the "Units") went effective with the SEC on August 10, 2010. However, the Fund has not yet commenced business. At some time in the future, the Fund will, pursuant to the terms of the LLC Operating Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. The Fund intends to sell the Fund Units that it has filed for registration; however, as of the date of this Report, the minimum has not been sold. See Subsequent Events at the end of this Section.

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

The CTA selected to trade on behalf of the Fund is GT Capital CTA, which will be paid a 1% management fee on Fund assets allocated to it to trade, along with a 20% incentive fee on New Net Profit, as that term is defined in the Fund's prospectus. The Managing Member will be paid brokerage commissions of 10% annually of Fund net assets to clear domestic trades, plus actual commissions charged for trades made on foreign exchanges and forward markets, if any. From this 10%, it pays the introducing broker 7% to cover the costs of trades made on domestic markets, plus actual charges for trades made on foreign markets, if any, and retains the 3% balance. The introducing broker pays the futures commission merchant the per round turn commissions for domestic markets, or higher for trades made on foreign exchanges and forward markets, if any. Upon the commencement of business, the Fund will reimburse the Managing Member and its affiliates for all but $20,000 in incurred offering and organizational expenses, the reimbursable amount of which is estimated to be $255,000 and will be amortized by the Fund over 60 months, or paid off sooner at the Managing Member's discretion. Annual operating costs are estimated to be 0.75% of the Fund's net asset value. There will be a twelve month lock-in commencing from the date an investment is admitted to the Fund.

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

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(14,934) [$(7,467) per Unit], and $(13,578) [$(6,789) per Unit] for the three months ended March 31, 2011 and March 31, 2010. The variation in losses over the periods was primarily due to different costs incurred to maintain the registration of Units pursuant to a previous registration statement in the 2010quarter versus the costs to update a newer registration statement in the 2011 quarter. These results are not to be construed as an expectation of similar profits or losses in the future.

The Fund has not paid any commissions or earned any interest income. The Fund did not have any additions or withdrawals during the last two years.

Subsequent Events

The Fund has filed a post effective amendment to its form S-1 registration statement to lower the minimum need to commence business to $1,000,000, and to update its performance and financials.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. (now, MF Global Holdings Ltd.) ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under SS 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed. In January 2011, the parties reached a preliminary agreement to settle whereby MF Global will contribute $2.5 million to an overall settlement amount of $90 million. The preliminary settlement will be subject to Court review and final approval.

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

In December 2010, the Court-appointed receiver for Joseph Forte, L.P., ("Forte Partnership") filed a complaint in the United States District Court for the Eastern District of Pennsylvania, alleging that MFG was negligent in the handling of a futures account the Forte Partnership maintained at MFG. The Complaint alleges that as a result of MFG's negligence, Joseph Forte ("Forte") was able to operate a Ponzi scheme in which he misappropriated at least $25,000,000 from limited partners in the Forte Partnership. The Complaint seeks damages "in excess of $150,000." MFG has not been served with the complaint.

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

On August 4, 2010, MFG was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodity Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFG, as its executing broker, to enter "large" market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFG was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs' claimed damages have not been quantified. This matter is in its earliest stages.MFG and an affiliate, MF Global Market Services LLC ("Market Services"), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2010 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  May 13, 2011

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               QUARTERLY REPORT

                                March 31, 2011























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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of March 31, 2011 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2011 and 2010 and the cumulative period from October 1, 2004 (date of inception) to March 31, 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company as of December 31, 2010 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2010 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 10, 2011

      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                                *(847)913-5400

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                     Statements of Assets and Liabilities



  					March 31,	December 31,
  					2011		2010
  					(A Review)

Assets

  Cash					$40		$405
  Prepaid expenses			1,792		4,481

  Total assets				1,832		4,886

Liabilities

  Accrued expenses			-		920
  Due to related parties		275,072		262,272

  Total liabilities			275,072		263,192

Net assets				$(273,240)	$(258,306)


Analysis of net assets

  Members				$(136,620)	$(129,153)
  Managing members			(136,620)	(129,153)

  Net assets (equivalent to $(136,619.77)
   and $(129,153.02) per unit)		$(273,240)	$(258,306)


Membership units outstanding

  Non-managing member units outstanding	1.00		1.00
  Managing members units outstanding	1.00		1.00

  Total membership units outstanding	2.00		2.00

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                           Statements of Operations
                                  (A Review)

  												Cumulative
  												Period From
  												October 1, 2004
  												(Inception)
  								Three Months Ended March 31,	to March 31,
  								2011		2010		2011

Investment income

  Other income							$-		$-		$20,000

  Total investment income					-		-		20,000

Expenses

  Professional fees						8,785		7,551		172,269
  Other operating expenses					6,149		6,027		79,502

  Total expenses						14,934		13,578		251,771

  Net investment (loss)						(14,934)	(13,578)	(231,771)

  Net (decrease) in net assets resulting from operations	$(14,934)	$(13,578)	$(231,771)

Net (loss) per unit
  Member unit							$(7,466.75)	$(6,789.00)	$(115,885.75)
  Managing member unit						(7,466.75)	(6,789.00)	(115,885.75)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                      Statements of Changes in Net Assets
                                  (A Review)



															Cumulative Period From
								    Three Months Ended March 31,			October 1, 2004 (Inception)
								2011				2010			to March 31, 2011

							Units		Net Assets	Units		Net Assets	Units		Net Assets

(Decrease) in net assets from operations
Net investment (loss)							$(14,934)			$(13,578)			$(231,771)

Net (decrease) in net assets resulting from operations			(14,934)			(13,578)			(231,771)

Capital contributions from members					-				-		2.00		2,000
Initial offering costs							-				-				(43,468)

  Total (decrease) in net assets			-		(14,934)	-		(13,578)	2.00		(273,239)

Net assets at the beginning of the period		2.00		(258,306)	2.00		(196,436)	-		-

Net assets at the end of the period			2.00		$(273,240)	2.00		$(210,014)	2.00		$(273,239)

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                           Statements of Cash Flows
                                  (A Review)


  												Cumulative
  												Period From
  												October 1, 2004
  												(Inception)
  								Three Months Ended March 31,	to March 31,
  								2011		2010		2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(14,934)	$(13,578)	$(231,772)

Adjustments to reconcile net (decrease) in net assets from
  operations to net cash (used in) operating activities:
  (Increase) decrease in prepaid expenses			2,689		(6,178)		(1,792)
  (Decrease) in accrued expenses				(920)		(3,817)		-

  Net cash (used in) operating activities			(13,165)	(23,573)	(233,565)


Cash Flows from Investing Activities

  Initial offering costs					-		-		(43,468)

  Net cash (used in) investing activities			-		-		(43,468)


Cash Flows from Financing Activities

  Increase in due to related parties				12,800		25,000		275,072
  Initial member capital contributions				-		-		2,000

  Net cash provided by financing activities			12,800		25,000		277,072

  Net increase (decrease) in cash				(365)		1,427		39

  Cash at the beginning of the period				405		363		-


  Cash at the end of the period					$40		$1,790		$39

Non-Cash Activities

  Initial offering costs charged to net assets			$-		$-		$43,468

    The accompanying notes are an integral part of the financial statements

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                March 31, 2011
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

  The Fund sells units of membership interest (the "Units") pursuant to a prospectus granted effectiveness August 10, 2010. It will commence business upon the sale of the minimum amount of Units, which is $2,000,000 under the August 10, 2010 prospectus. However, the Fund has filed a post effective amendment to change the minimum Units to $1,000,000. Upon effectiveness, the Fund will commence business upon the sale of $1,000,000. As of the date of this report, approximately $827,987 of Units have been sold. The maximum offering remains unchanged at $20,000,000.

  The Fund is in the development stage and its efforts through March 31, 2011 have been principally devoted to organizational activities.

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

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business is contingent upon the sale of a minimium amount of membership interests. The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business, except for $20,000. These net reimbursement amounts have accumulated to $275,072 and $262,272 as of March 31, 2011 and December 31, 2010, respectively.

  As of March 31, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							March 31,	December 31,	March 31,	December 31,
							2011		2010		2011		2010
  Net Asset Value for financial reporting purposes	$(273,240)	$(258,306)	$(136,619.77)	$(129,153.02)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational and
   operating expenses					231,772		216,838		115,885.77	108,419.02

  Net Asset Value for all other purposes		$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units									2.00		2.00

  Registration Costs - Costs incurred for the initial filings with SEC, FINRA and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

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

  Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual members. The Fund may be subject to state and local taxes in jurisdictions in which it operates.
  Management has continued to evaluate the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes" to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.
  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2011 and 2010.


  Fair Value Measurement and Disclosures - ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three months ended March 31, 2011 and the year ended December 31, 2010, the Fund had no investments.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                March 31, 2011
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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                March 31, 2011
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

  Due to related parties at March 31, 2011 and December 31, 2010 consisted of amounts due to the Corporate Managing Member, Ashley Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The balances are usually paid back within a year from the start of trading or when the Fund is financially capable of repaying the advance. The following balances were outstanding as of March 31, 2011 and December 31, 2010:

 					March 31,	December 31,
  					2011		2010

  FIC					$206,908	$194,108
  Ashley Capital Management, Inc.	26,475		26,475
  Corporate Managing Member		1,958		1,958
  Michael Pacult			39,731		39,731

  Balance due to related parties	$275,072	$262,272

7.	Concentrations

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

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

11.	Financial Highlights

  						Three Months Ended March 31,
  						2011		2010
  						Performance per unit (1)

  Net unit value, beginning of period		$(129,153.02)	$(98,218.00)

  Expenses					(7,466.75)	(6,789.00)
  Net (decrease) for the period			(7,466.75)	(6,789.00)

  Net unit value, end of period			$(136,619.77)	$(105,007.00)

  Net assets, end of period (000)		$(273)		$(210)

  Total return (2)				(5.78)%		(6.91)%

  Number of units outstanding at the end
   of the year					2.00		2.00

  Supplemental Data
  Ratio to average net assets (3)
  Net investment (loss)				(23.13)%	(27.65)%
  Expenses					(23.13)%	(27.65)%

  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period

  (2) Not annualized

  (3) Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2011 and 2010

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Triview Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC