Form 10-Q
period 2011-06-30
TriView Global Fund, LLC
filed 2011-08-15
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2011 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the "Fund") was granted an initial effective date by the Securities and Exchange Commission ("SEC") on November 3, 2005. The Fund's Registration Statement filed May 7, 2010 for $20,000,000 in face amount of units of membership interests (the "Units") went effective with the SEC on August 10, 2010. During the period of this report, the Fund had not yet commenced business. The Fund's purpose, pursuant to the terms of the LLC Operating Agreement, is to engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected. See Subsequent Events at the end of this Item.

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

The CTA selected to trade on behalf of the Fund is GT Capital CTA, which is paid a 1% management fee on Fund assets allocated to it to trade, along with a 20% incentive fee on New Net Profit, as that term is defined in the Fund's prospectus. See Subsequent Events at the end of this Item for a description of the fees to the corporate managing member and the affiliated introducing broker, and for a description of the reimbursement of organizational and offering expenses. Annual operating costs are estimated to be $25,000 if the minimum is sold or $85,000 if the maximum is sold. There will be a twelve month lock-in commencing from the date an investment is admitted to the Fund.

Assets

Upon acceptance of subscriptions and admission to the Fund, the Managing Member deposits the subscription proceeds to the Fund's accounts, including the account at the futures commission merchant to hold as security for the trades selected by the commodity trading advisor. The Managing Member will use its best efforts to put Fund equity not used for margin in accounts not maintained by or accessible by the futures commission merchant (FCM). This includes U.S. Treasuries held at the U.S. Treasury, investments in cash management funds that invest in only U.S. Treasuries, and foreign treasuries held with the respective issuing department of treasury, all held in the name of the Fund. The Fund assets at the FCM will consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The futures held in the Fund accounts at the FCM are valued at the market price on the close of business each day by the FCM. The Capital accounts of the Members are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering membership interests for sale and the operation of the Fund. The fixed costs of operation must be paid before the members may earn a profit on their investment. See Subsequent Events at the end of the section.

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

Through the date of this Report, the Fund had not yet commenced business. Therefore, for non-financial reporting purposes (subscription and redemption purposes), its net asset value (NAV) per Unit of $1,000 and its total NAV of $2,000 remained unchanged since inception and over the periods covered by this report.

The Fund is subject to ongoing offering and operating expenses; however, upon the commencement of business, profits or losses will be primarily generated by the commodity trading advisors by methods that are proprietary to them. For financial reporting purposes, the Fund experienced profits (losses) of $(15.913) [$(7956.57) per Unit], and $(30,243) [$(15,121.50) per Unit] for the
three months ended June 30, 2011 and June 30, 2010. For the six months end June 30, 2011 and June 30, 2010, the Fund experienced (losses) of $(30,847) [$(15,423.32) per Unit] and $(43,821) [$(21,910.50) per Unit], respectively.
The variation in losses over the periods was primarily due to different costs incurred to maintain the registration of Units pursuant to a previous registration statement in the 2010 periods versus the costs to update a newer registration statement in the 2011 periods. These results are not to be construed as an expectation of similar profits or losses in the future

The Fund has not paid any commissions or earned any interest income. The Fund did not have any additions or withdrawals during the last two years, as of the date of this report, as it had not yet commenced business.

Subsequent Events

The Fund filed a post effective amendment to its form S-1 registration statement, which was granted effectiveness on July 6, 2011, to lower the minimum need to commence business to $1,000,000, to change the fees to the corporate managing member and introducing broker, and to update its performance and financials. On July 7, 2011, the Fund had sold approximately $1,374,000 in Units and commenced business. At such time, the Fund began to reimburse the managing member and its affiliates for offering and organizational of $289,622, though payment will not exceed 15% of gross subscription proceeds at any time. Such expenses will be amortized by the Fund over 60 months on a straight line basis, or paid off sooner at the managing member's discretion.

Through August 31, 2011, the Fund will pay the corporate managing member a 2.5% annual management fee calculated on the prior month-end net assets, and pay brokerage commissions to the affiliated introducing broker of $15 per round turn. Beginning September 1, 2011, the aforementioned fees will no longer be paid. Instead, the Fund will pay fixed annual brokerage commissions of 10%, calculated on the prior month-end net assets, with 2.5% to the corporate managing member and 7.5% to the introducing broker, paid monthly.
In its July 6, 2011 prospectus, the managing member had estimated the round turn brokerage of $15 would approximate 7.5% annually of Fund net assets. Accordingly, the managing member does not believe the total fees charged to the Fund will change.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The FCMs, MF Global Inc. and Vision Financial Services LLC, have had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCMs on behalf of the Fund's account:

Vision Financial Services LLC

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a). The alleged activities occurred prior to 2009. Without admitting or denying the findings in the Committee's Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs. Vision undertook to implement revised procedures for supervising GIBs within 6 months. Finally, Vision consented to a restriction on guaranteeing new introducing brokers until 2013, unless it petitions the NFA to lift the restriction earlier.

MF Global Inc.

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

The FCMs only act as clearing brokers for the Fund's futures accounts and as such they may have been paid commissions for executing and clearing trades. Neither FCM has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCMs in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCMs have represented to the Managing Member that that none of the events reported above would interfere with their performance as a clearing broker for the Fund's account.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The Registrant will amend this report within 30 days to include its financial statements in XBRL format.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC

By TriView Capital Management, Inc.
Its Managing Member

By:  /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  August 15, 2011

                           TRIVIEW GLOBAL FUND, LLC
                       (A Development Stage Enterprise)

                               QUARTERLY REPORT

                                 June 30, 2011
















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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company (a development stage enterprise), as of June 30, 2011 and the related statements of operations for the three and six months ended June 30, 2011 and 2010 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2011, and the statements of changes in net assets and cash flows for the six months ended June 30, 2011 and 2010 and the cumulative period from October 1, 2004 (date of inception) to June 30, 2011. These financial statements are the responsibility of the Company's management.

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


/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 10, 2011


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                  Phone: (847) 913-5400 * Fax: (847) 913-5435

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                     Statements of Assets and Liabilities


  								June 30,	December 31,
  								2011		2010
  								(A Review)

Assets

  Equity in broker trading accounts

  Cash and cash equivalents at broker				$100		$-
  Total equity in broker trading accounts			100		-

  Cash								369		405
  Prepaid expenses						-		4,481
  Total assets							469		4,886

Liabilities

  Accrued expenses						-		920
  Due to related parties					289,622		262,272
  Total liabilities						289,622		263,192

Net assets							$(289,153)	$(258,306)


Analysis of net assets

  Members							$(144,577)	$(129,153)
  Managing members						(144,577)	(129,153)

  Net assets (equivalent to $(144,576.34)
   and $(129,153.02) per unit)					$(289,153)	$(258,306)


Membership units outstanding

  Non-managing member units outstanding				1.00		1.00
  Managing members units outstanding				1.00		1.00

  Total membership units outstanding				2.00		2.00

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                           Statements of Operations
                                  (A Review)

																Cumulative
																Period From
																October 1, 2004
																(Inception)
								Three Months Ended June 30,	Six Months Ended June 30,	to June 30,
								2011		2010		2011		2010		2011

Investment income

  Other income							$-		$-		$-		$-		$20,000
  Total investment income					-		-		-		-		20,000

Expenses

  Professional fees						10,571		22,023		19,355		29,573		182,840
  Other operating expenses					5,342		8,220		11,492		14,248		84,845
  Total expenses						15,913		30,243		30,847		43,821		267,685

  Net investment (loss)						(15,913)	(30,243)	(30,847)	(43,821)	(247,685)

  Net (decrease) in net assets resulting from operations	$(15,913)	$(30,243)	$(30,847)	$(43,821)	$(247,685)

Net (decrease) per unit (for a single unit outstanding during the entire period)

  Member unit							$(7,956.57)	$(15,121.50)	$(15,423.32)	$(21,910.50)	$(123,842.32)
  Managing member unit						(7,956.57)	(15,121.50)	(15,423.32)	(21,910.50)	(123,842.32)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                      Statements of Changes in Net Assets
                                  (A Review)


																  Cumulative Period From
									     Six Months Ended June 30,				October 1, 2004 (Inception)
									2011				2010			      to June 30, 2011
								Units		Net Assets	Units		Net Assets	Units		Net Assets

(Decrease) in net assets from operations
  Net investment (loss)								$(30,847)			$(43,821)			$(247,685)
    Net (decrease) in net assets resulting from operations			(30,847)			(43,821)			(247,685)

  Capital contributions from members						-				-		2.00		2,000
  Initial offering costs							-				-				(43,468)

    Total (decrease) in net assets				-		(30,847)	-		(43,821)	2.00		(289,153)

  Net assets at the beginning of the period			2.00		(258,306)	2.00		(196,436)	-		-
  Net assets at the end of the period				2.00		$(289,153)	2.00		$(240,257)	2.00		$(289,153)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                           Statements of Cash Flows
                                  (A Review)

													Cumulative
													Period From
													October 1, 2004
													(Inception) to
									Six Months Ended June 30,	June 30,
									2011		2010		2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(30,847)	$(43,821)	$(247,685)

Adjustments to reconcile net (decrease) in net assets from
 operations to net cash (used in) operating activities:
  (Increase) decrease in prepaid expenses				4,481		(3,296)		-
  (Decrease) in accrued expenses					(920)		(3,817)		-
    Net cash (used in) operating activities				(27,286)	(50,934)	(247,685)

Cash Flows from Investing Activities

  Initial offering costs						-		-		(43,468)
  Net cash (used in) investing activities				-		-		(43,468)

Cash Flows from Financing Activities

  Increase in due to related parties					27,350		47,500		289,622
  Initial member capital contributions					-		-		2,000
    Net cash provided by financing activities				27,350		47,500		291,622

      Net increase (decrease) in cash					64		(3,434)		469

      Cash at the beginning of the period				405		363		-

      Cash at the end of the period					$469		$(3,071)	$469

Non-Cash Activities

  Initial offering costs charged to net assets				$-		$-		$43,468

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

1.	Nature of the Business

  TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware. The Fund expects to engage in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's"). TriView Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund. The initial CTA is GT Capital CTA ("GT Capital"), which will have the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent and introducing broker is Futures Investment Company ("FIC"), which is owned and operated by Michael Pacult and his wife.

  The Fund was in the development stage and its efforts through June 30, 2011 were principally devoted to organizational activities. The Fund sells units of member ship interest (the "Units") pursuant to a prospectus granted effectiveness July 6, 2011. By July 7, 2011, it had sold approximately $1,374,000 of Units, which was in excess of the minimum offering requirement of $1,000,000. The maximum offering amount is $20,000,000.

  Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933. The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934, and of the rules and regulations of the Financial Industry Regulation Authority ("FINRA"). The Fund is also be subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government, which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades.

2.	Significant Accounting Policies

  Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund will capitalize all offering, organizational and operating costs until commencement of business, at which time the costs will be expensed and amortized on a straight line basis for 60 months. The commencement of business occurred July 7, 2011 (see note 1). The Fund has agreed to reimburse the Corporate Managing Member and other affiliated companies for all offering, organizational and operating expenses they have paid up to the commencement of business, except for $20,000. These net reimbursement amounts have accumulated to $289,622 and $262,272 as of June 30, 2011 and December 31, 2010, respectively.

  As of June 30, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			   Per Unit Calculation
							June 30,	December 31,	June 30,	December 31,
							2011		2010		2011		2010

  Net Asset Value for financial reporting purposes	$(289,153)	$(258,306)	$(144,576.34)	$(129,153.02)

  Adjustment for initial offering costs			43,468		43,468		21,734.00	21,734.00
  Adjustment for other offering, organizational
    and operating expenses				247,685		216,838		123,842.34	108,419.02

  Net Asset Value for all other purposes		$2,000		$2,000		$1,000.00	$1,000.00

  Number of Units									2.00		2.00

  Registration Costs - Costs incurred for the initial filings with SEC, FINRA and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

  Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2011 and 2010.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation

  Fair Value Measurement and Disclosures - ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.
  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the six months ended June 30, 2011 and the year ended December 31, 2010, the Fund had no investments.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                 June 30, 2011
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

  The Fund was initially charged the following fees after the commencement of trading.

  A monthly management fee of 2.5% (annual rate) paid to the Corporate Managing Member, calculated on the Fund's prior month-end net assets.

  A monthly management fee of 1% (annual rate) paid to GT Capital calculated on the prior month-end equity allocated to it to trade.

  A quarterly incentive fee of 20% of new net profits paid to GT Capital.

  Brokerage commissions to the Fund's affiliated introducing broker, FIC, of $15 per round turn.

  The Managing Member has reserved the right to implement a management fee and change the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is zero. The Fund may also increase the total management fees paid to the CTA's and Corporate Managing Member to 6% of total net assets if the total incentive fees are decreased to 15%.

  As of September 1, 2011, the Fund will no longer pay FIC round turn brokerage commissions and will no longer pay the Corporate Managing Member a management fee. In stead, the Fund will be charged 10% (annual rate) fixed brokerage commissions, paid monthly, calculated on the prior month-end net assets, with 7.5% paid to FIC and 2.5% to the Corporate Managing Member. The Managing Member had estimated in its prospectus dated July 6, 2011 that the $15 per round turn brokerage commissions would amount to 7.5% annually. Accordingly, total fees are estimated to remain the same as a result of this change.

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

6.	Related Party Transactions

  The sole shareholder of the Corporate Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of Ashley Capital Management, Inc. (the general partner of another commodity pool), which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. A variable interest entity relationship exists between Corporate Managing Member and the Fund.
  In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA's and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.
  Due to related parties at June 30, 2011 and December 31, 2010 consisted of amounts due to the Corporate Managing Member, Ashley Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and Ashley Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. On July 7, 2011 $193,206 of the due to related party balance was repaid. The following balances were outstanding as of June 30, 2011 and December 31, 2010:

					June 30,	December 31,
					2011		2010

  FIC					$221,459	$194,108
  Ashley Capital Management, Inc.	26,475		26,475
  Corporate Managing Member		1,957		1,958
  Michael Pacult			39,731		39,731

  Balance due to related parties	$289,622	$262,272

7.	Concentrations

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

                           TriView Global Fund, LLC
                       (A Development Stage Enterprise)
                       Notes to the Financial Statements
                                 June 30, 2011
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

11.	Financial Highlights

						Three Months Ended June 30,	Six Months Ended June 30,
						2011		2010		2011		2010

  Performance per unit (1)

  Net unit value, beginning of period		$(136,619.77)	$(105,007.00)	$(129,153.02)	$(98,218.00)

  Expenses					(7,956.57)	(15,121.50)	(15,423.32)	(21,910.50)
  Net (decrease) for the period			(7,956.57)	(15,121.50)	(15,423.32)	(21,910.50)

  Net unit value, end of period			$(144,576.34)	$(120,128.50)	$(144,576.34)	$(120,128.50)

  Net assets, end of period (000)		$(289)		$(240)		$(289)		$(240)

  Total return (2)				(5.82)%		(14.40)%	(11.94)%	(22.31)%

  Number of units outstanding at the end of
   the period					2.00		2.00		2.00		2.00

  Supplemental Data
  Ratio to average net assets (3)
  Net investment (loss)				(23.30)%	(57.60)%	(23.88)%	(44.62)%
  Expenses					(23.30)%	(57.60)%	(23.88)%	(44.62)%

  Total returns are calculated based on the change in value of a unit during the period. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Expenses are calculated based on a single unit outstanding during the period

  (2) Not annualized

  (3) Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
                For the Six Months Ended June 30, 2011 and 2010

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, TriView Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC