Form 10-Q
period 2011-09-30
TriView Global Fund, LLC
filed 2011-11-14
CIK 1305631

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2011 are attached hereto and made a part hereof.

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

On July 7, 2011, the Fund had sold approximately $1,374,000 in Units and commenced business. At such time, the Fund began to reimburse the managing member and its affiliates for offering and organizational of $291,153, though payment will not exceed 15% of gross subscription proceeds at any time. Such expenses will be amortized by the Fund over 60 months on a straight line basis, or paid off sooner at the managing member's discretion.

Through August 31, 2011, the Fund paid the corporate managing member a 2.5% annual management fee calculated on the prior month-end net assets, and pay brokerage commissions to the affiliated introducing broker of $15 per round turn. Beginning September 1, 2011, the aforementioned fees were no longer be paid. Instead, the Fund pays fixed annual brokerage commissions of 10%, calculated on the prior month-end net assets, with 2.5% to the corporate managing member and 7.5% to the introducing broker, paid monthly. In its July 6, 2011 prospectus, the managing member had estimated the round turn brokerage of $15 would approximate 7.5% annually of Fund net assets. Accordingly, the managing member does not believe the total fees charged to the Fund will change. See Subsequent Events at the end of this Item.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member allocates a substantial portion of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made. As of the date of this Report, the Fund maintained approximately 94% of its cash assets on deposit with the FCM, and 6% of its assets in a Fund bank account.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333. For non-financial reporting purposes (subscription and redemption purposes), its initial net asset value
(NAV) per Unit of $1,000 decreased over the three months ended September 30, 2011 to $947.81, primarily as a result of expenses.

Going forward, performance is expected to be primarily derived from the trading of GT Capital CTA. The trading advisor's objective is to achieve appreciation of the Fund's assets through speculative trading in futures contracts and options on futures contracts. There is no representation being made that the trading programs offered by the trading advisor will be successful in achieving this goal.

Money managers generally rely on either fundamental or technical analysis, or a combination thereof, in making trading decisions and attempting to identify price trends in a commodity interest. "Fundamental analysis" is the consideration of factors external to the market of a particular instrument. For example, weather and political events which affect the supply and demand of that particular instrument, in order to predict future prices of that instrument. As an example, some of the fundamental factors that affect the supply of commodities (e.g., agricultural products such as corn and soybeans) include the acreage planted, weather during the growing season, harvesting and distribution of the commodity and the previous year's crop carryover. The demand for such commodities is determined in part by domestic consumption and exports and is a product of many factors, including general world economic conditions, exports and the cost of competing products which might be substituted as alternate sources of food or fiber.

Technical analysis is not based on the anticipated supply and demand of the "cash" or "physical" (i.e., actual) commodity; instead, technical analysis is based on the theory that a study of the markets themselves (in particular, of trends of prices established by the markets for various instruments during selected historical periods) provides a means of anticipating prices. Technical analysis of the markets often includes a study of the actual daily, weekly and monthly price fluctuations, as well as volume variations and changes in open interest, utilizing charts and/or computers for analysis of these items and other technical market data. Both general methodologies have been employed with success by traders and investors in the past, however, neither trading method can be assured of success in a particular interval of time.

If a large price movement occurs in a sector that a trading advisor trades, such as stock indices, agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. As always, past performance is not necessarily indicative of future results.

Approximate Percentage of Trade Volume by Market Sector

		2011
		3rd Quarter

Currencies	15%
Energy		15%
Metals		10%
Stock Indices	60%

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to GT on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the
financial statements herein for the current incentive fees.   For the three
months ended September 30, 2011, GT was not paid an incentive fee because of trading losses of $(8,360), or (0.61)% of beginning net assets (as of July 7, 2011).

Because the Fund commenced business only in July 2011, quarter to quarter comparisons would not be meaningful. They will be provided going forward, however, as applicable. These results are not to be construed as an expectation of similar profits or losses in the future

As a percentage of beginning net assets (as of July 7, 2011), for the three months ended September 30, 2011, the Fund paid professional fees and operating expenses of 1.56%, management fees of 0.62% and commissions of 1.39%. These amounts might be higher or lower than the fixed percentages upon which they are based because they are paid monthly on the then-current net asset value. Interest income during the three months was negligible. In addition to the $1,374,333 with which it commenced business, the Fund had capital contributions of another $205,881 during the three months.

Subsequent Events

As of the beginning of October, 2011, the Managing Member allocated approximately 50% of trading assets to another program traded by the Fund's sole CTA and reserves the right to change the allocation between the programs at its own discretion. For purposes of calculating the incentive fee, the performance of both programs will be netted during each quarterly incentive fee period such that the trading advisor is only paid an incentive fee when the performance considering both programs is net positive.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

For the five years preceding the date of this Report, there have been no legal proceedings against the Fund, its Managing Member, the FCM, the IB, the CTA or any of their Affiliates, directors or officers other than as described below. The CTA, GT Capital CTA, has had the following described reportable events, none of which, in the opinion of the CTA, is material to the performance of the CTA on behalf of the Fund's account

On August 24, 2009, a lawsuit was filed against Mr. Teitelbaoum, principal of GT Capital CTA, and two other parties. The complaint alleges that Mr. Teitelbaoum and the other defendants failed to properly compensate the plaintiff for marketing services. Mr. Teitelbaoum vehemently denies all allegations of wrongdoing and plans to vigorously defend the lawsuit.

Since the commencement of business, Vision Financial Services LLC was the only FCM with which the Fund deposited assets, and it has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

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

The FCM only acts as clearing brokers for the Fund's futures accounts and as such it may have been paid commissions for executing and clearing trades. The FCM has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCMs has represented to the Managing Member that that none of the events reported above would interfere with its performance as a clearing broker for the Fund's account.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL formatted financial statements.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member


By:  /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  November 14, 2011

                           TRIVIEW GLOBAL FUND, LLC
                    (A Delaware Limited Liability Company)

                               QUARTERLY REPORT

                              September 30, 2011











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

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company, as of September 30, 2011, and the related statements of operations for the three and nine months ended September 30, 2011 and 2010, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company's management.

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


/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 9, 2011

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                     Statements of Assets and Liabilities

						September 30,	December 31,
						2011		2010
						(A Review)
Assets

Equity in broker trading accounts

Cash at broker					$1,211,735	$-
Total equity in broker trading accounts		1,211,735	-

Cash						81,670		405
Prepaid expenses				17,883		4,481
Total assets					1,311,288	4,886

Liabilities

Accrued commissions payables			10,146		-
Accrued management fees				915		-
Other accrued liabilities			1,062		920
Redemptions payable				1,986		-
Due to related parties				65,577		262,272
Total liabilities				79,686		263,192

Net assets					$1,231,602	$(258,306)

Analysis of net assets

Non-managing members				$1,231,602	$(129,153)
Managing members				-		(129,153)

Net assets (equivalent to $773.98 and
 $(129,153.02) per unit)			$1,231,602	$(258,306)

Membership units outstanding

Non-managing member units outstanding		1,591.250	1.000
Managing members units outstanding		-		1.000

Total membership units outstanding		1,591.250	2.000

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                           Statements of Operations
                                  (A Review)

					Three Months Ended September 30, Nine Months Ended September 30,
					2011		2010		2011		2010

Investment income

Interest income				$5		$-		$5		$-
Other income				-		20,000		-		20,000
Total investment income			5		20,000		5		20,000

Expenses

Commission expense			19,162		-		19,162		-
Management fees				8,556		-		8,556		-
Professional fees			18,750		5,385		38,105		34,958
Other operating expenses		2,651		8,610		14,142		22,858
Total expenses				49,119		13,995		79,965		57,816

Net investment gain (loss)		(49,114)	6,005		(79,960)	(37,816)

Realized and unrealized (loss) from
 investments and foreign currency

Net realized (loss) from:
Investments				(4,658)		-		(4,658)		-
Foreign currency translation		(3,702)		-		(3,702)		-
Net realized (loss) from investments
 and foreign currency transactions	(8,360)		-		(8,360)		-

Net unrealized appreciation
 (depreciation) on investments		-		-		-		-

Net realized and unrealized (loss)
 from investments and foreign currency
 transactions				(8,360)		-		(8,360)		-

Net increase (decrease) in net assets
 resulting from operations		$(57,474)	$6,005		$(88,320)	$(37,816)

Net increase (decrease) per unit (for
 a single unit outstanding during the
 entire period)
Non-managing member unit		$(14.48)	$3,002.50	$(15,437.80)	$(18,908.00)
Managing member unit			-		3,002.50	-		(18,908.00)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                      Statements of Changes in Net Assets
                                  (A Review)


								   Nine Months Ended September 30,
								2011				2010
							Units		Net Assets	Units		Net Assets

(Decrease) in net assets from operations
Net investment (loss)							$(79,960)			$(37,816)
Net realized (loss) from investments and
 foreign currency transactions						(8,360)				-
Net (decrease) in net assets resulting from operations			(88,320)			(37,816)

Capital contributions from members			1,591.250	1,580,214			-
Redemptions by members					(2.000)		(1,986)		-		-
Total increase (decrease) in net assets			1,589.250	1,489,908	-		(37,816)

Net assets at the beginning of the period		2.000		(258,306)	2.000		(196,436)
Net assets at the end of the period			1,591.250	$1,231,602	2.000		$(234,252)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                           Statements of Cash Flows
                                  (A Review)

								Nine Months Ended September 30,
								2011		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations		$(88,320)	$(37,816)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:
(Increase) in prepaid expenses					(13,402)	(4,702)
Increase in accrued commissions payable				10,146		-
Increase in accrued management fees				915		-
Increase (decrease) in other accrued liabilities		142		(3,817)
Net cash (used in) operating activities				(90,519)	(46,335)

Cash Flows from Financing Activities

Increase (decrease) in due to related parties			(196,695)	46,500

Proceeds from sale of units					1,580,214	-
Net cash provided by financing activities			1,383,519	46,500

Net increase in cash						1,293,000	165

Cash, beginning of period					405		363

Cash, end of period						$1,293,405	$528

End of period cash consists of:

Cash at broker							$1,211,735	$-
Cash								81,670		528

Total cash							$1,293,405	$528

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)

1.	Nature of the Business

TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware. The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's"). On July 7, 2011, the Fund commenced business after admission of 26 members, with total subscriptions of $1,374,333 at a price of $1,000 per Unit. Through September 30, 2011 additional capital contributions from members of $205,881 were received. The maximum offering is $20,000,000. TriView Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund. The CTA is GT Capital CTA ("GT Capital"), which has the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent and introducing broker is Futures Investment Company ("FIC"), which is owned and operated by Michael Pacult and his wife.

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

Offering Expenses and Organizational Costs - For financial reporting purposes in conformity with accounting principles generally accepted in the United States of America ("GAAP"), on the Fund's initial effective date, November 3, 2005, the Fund deducted from members' capital the total initial offering costs of $43,468, as of that date, and began expensing all subsequent offering costs. Organizational and operating costs are expensed as incurred for GAAP purposes. For all other purposes, including determining the Net Asset Value per Unit for subscription and redemption purposes, the Fund capitalized all offering, organizational and operating costs until commencement of business, July 7, 2011, which totaled $291,153. These costs are expensed and amortized on a straight line basis for 60 months or sooner at the discretion of the Managing Member.

As of September 30, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			   Per Unit Calculation
							September 30,	December 31,	September 30,	December 31,
							2011		2010		2011		2010

Net Asset Value for financial reporting purposes	$1,231,602	$(258,306)	$773.98		$(129,153.02)

Adjustment for initial offering costs			43,468		43,468		27.32		21,734.00

Adjustment for other offering, organizational and
 operating expenses					233,127		216,838		146.51		108,419.02

Net Asset Value for all other purposes			$1,508,197	$2,000		$947.81		$1,000.00

Number of Units										1,591.25	2.00

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

Foreign Currency - The accounting records of the Fund are denominated in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the exchange rates in effect on the valuation date. Commodity futures contracts transactions are translated into U.S. dollars at the exchange rates on the dates of such transactions. On the accompanying financial statements, effects of changes in exchange rates from all transactions denominated in currencies other than U.S. dollars are disclosed separately.

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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)

2.	Significant Accounting Policies - Continued

Statement of Cash Flows - Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2011 and 2010.

Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the nine months ended September 30, 2011 and the year ended December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

As of September 30, 2011, the Fund had no level 1 or level 2 inputs.

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

4.	The Limited Liability Company ("LLC") Agreement

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

As of September 1, 2011, the Fund no longer paid FIC round turn brokerage commissions and no longer paid the Corporate Managing Member a management fee. Instead, the Fund is charged 10% (annual rate) fixed brokerage commissions, paid monthly, calculated on the prior month-end net assets, with 7.5% paid to FIC and 2.5% to the Corporate Managing Member.

A monthly management fee of 1% (annual rate) paid to GT Capital calculated on the prior month-end equity allocated to it to trade.

A quarterly incentive fee of 20% of new net profits paid to GT Capital. In October 2011, the Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund. For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined.

The Managing Member has reserved the right to implement a management fee and change the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is zero. The Fund may also increase the total management fees paid to the CTA's and Corporate Managing Member to 6% of total net assets if the total incentive fees are decreased to 15%.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)

6.	Related Party Transactions

The sole shareholder of the Corporate Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of TriView Capital Management, Inc., which along with the shareholder and other affiliates, has temporarily funded the syndication costs incurred by the Fund to date. A variable interest entity relationship existed between the Corporate Managing Member and the Fund until July 7, 2011 when the Fund commenced business. The Corporate Managing Member redeemed its interest July 31, 2011.

In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA's and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

Due to related parties at September 30, 2011 and December 31, 2010 consisted of amounts due to the Corporate Managing Member, TriView Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and TriView Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The following balances were outstanding as of September 30, 2011 and December 31, 2010:

					September 30,	December 31,
					2011		2010

FIC					$65,576		$194,108
Ashley Capital Management, Inc.		-		26,475
Corporate Managing Member		1		1,958
Michael Pacult				-		39,731

Balance due to related parties		$65,577		$262,272

The Fund pays commissions to the Corporate Managing Member and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions and management fees were as follows:

Commissions included in expenses:
						For The Nine Months Ended September 30,
						2011		2010

Corporate Managing Member			$2,750		$-
Futures Investment Company			13,344		-
Total related party expenses			$16,094		$-

Management fees included in expenses:
						For The Nine Months Ended September 30,
						2011		2010

Corporate Managing Member			$5,706		$-
Total related party expenses			$5,706		$-

Commissions included in accrued expenses:

						September 30,	December 31,
						2011		2010

Corporate Managing Member			$2,750		$-
Futures Investment Company			7,396		-
Total accrued commissions payable to
 related parties				$10,146		$-

Redemptions payable due to related parties:

						September 30,	December 31,
						2011		2010

Corporate Managing Member			$993		$-
Michael Pacult					993		-
Total redemptions payable due to
 related parties				$1,986		$-

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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)

8.	Trading Activities and Related Risks

The Fund is engaged in speculative trading of U.S. and foreign futures contracts. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

A certain portion of cash in trading accounts are pledged as collateral for futures trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash to satisfy these margin requirements. Cash at September 30, 2011 and December 31, 2010 was $1,293,405 and $405, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk i limited to the gross or face amount of the face amount of the contracts held on long positions, of which there were none at September 30, 2011 and December 31, 2010. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

There we no open futures contracts at September 30, 2011 or December 31, 2010.

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.


Derivative Instruments
Statement of Operations

								Line Item in the 		For the three		For the nine
								Statement of Operations		months ended		months ended
												September 30, 2011	September 30, 2011

Derivatives not designated as hedge	Futures 		Net realized (loss) from 	$(12,300)		$(12,300)
 instruments under ASC 815		contracts		investments and foreign currency
								transactions

Derivatives not designated as hedge	Options on 		Net realized (loss) from 	$3,940			$3,940
 instruments under ASC 815		futures contracts	investments and foreign currency
								transactions

Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

The Fund has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will succeed. The basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a desirable margin-to-equity ratio. The Fund seeks to minimize credit risk primarily by depositing and maintaining its assets at financial institutions and brokers which it believes to be creditworthy.

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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                              September 30, 2011
                                  (A Review)

12.	Financial Highlights

							Three Months Ended September 30, Nine Months Ended September 30,
							2011		2010		2011		2010
Performance per unit (1)

Net unit value, beginning of the period			$(144,576.34)	$(120,128.50)	$(129,153.02)	$(98,218.00)

Other income						$-		10,000.00			10,000.00
Expenses						-		(6,997.50)	(15,423.32)	(28,908.00)
Net increase (decrease) prior to commencement
of operations (July 7, 2011)				-		3,002.50	(15,423.32)	(18,908.00)

Reallocation of initial offering costs (see footnote 2)	145,576.34			145,576.34

Net unit value, initial subscription			1,000.00			1,000.00

Absorption of initial offering costs (see footnote 2)	(211.54)			(211.54)

Net unit value, commencement of operations
 (July 7, 2011)						788.46				788.46

Net realized and unrealized gain (loss) from
 investments and foreign currency			19.35				19.35
Expenses						(33.83)				(33.83)
Net increase (decrease) after commencement
of operations						(14.48)				(14.48)

Net unit value at the end of the period			$773.98		$(117,126.00)	$773.98		$(117,126.00)

Net assets at the end of the period ($000)		$1,232		$(234)		$1,232		$(234)

Total return (2)					(22.60)% (3)	0.00 %		(22.60)% (3)	0.00%

Number of units outstanding at the end of the period	1,591.250	2.000		1,591.250	2.000

Supplemental Data
Ratio to average net assets (4)
Net investment (loss)					(18.17)% (3)	(15.16)%	(18.17)% (3)	(25.92)%
Expenses						(18.17)% (3)	(23.59)%	(18.17)% (3)	(35.00)%

Total return was calculated based on the change in value of a unit during the period. Net realized and unrealized gain (loss) from investments and foreign currency is a balancing amount necessary to reconcile the change in net unit value. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment income and expenses and net realized and unrealized gains and losses on future transactions are calculated based on a single unit outstanding during the period.

(2) Not annualized

(3) Total return and ratios were calculated for the trading period of July 7, 2011 through September 30, 2011.

(4) Annualized

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
             For the Nine Months Ended September 30, 2011 and 2010

*****************************************************************************


To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult
Michael Pacult
President, TriView Capital Management, Inc.
Managing Member
TriView Global Fund, LLC