Form 10-K
period 2011-12-31
TriView Global Fund, LLC
filed 2012-03-30
CIK 1305631

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

                      Commission file number  333-119655

                           TRIVIEW GLOBAL FUND, LLC
            (Exact name of registrant as specified in its charter)

			   Delaware                20-1689686
		State or other jurisdiction of	(I.R.S. Employer
		incorporation or organization	Identification No.)

                   505 Brookfield Drive, Dover, DE        19901
              (Address of principal executive offices)	(Zip Code)

     Registrant's telephone number, including area code:      (800) 331-1532

          Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
	None				None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ] N/A

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

The Managing Member, in its sole discretion, selects CTAs and their allocation of equity, from time to time. The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund. The books and records of the trades placed by the CTAs in the Fund's trading accounts are kept and available for inspection by the Members at the office of the corporate Managing Member, 5914 N. 300 West, Fremont, IN 46737. The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Operating Agreement defines the terms of operation of the Fund and is incorporated herein by reference. See Subsequent Events at the end of this section.

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

The CTA selected to trade on behalf of the Fund is GT Capital CTA, which is paid a 1% management fee on Fund assets allocated to it to trade, along with a 20% incentive fee on New Net Profit, as that term is defined in the Fund's prospectus. The Managing Member allocates approximately 50% of trading assets to each of two programs traded by the Fund's sole CTA and reserves the right to change the allocation between the programs at its own discretion. For purposes of calculating the incentive fee, the performance of both programs are netted during each quarterly incentive fee period such that the trading advisor is only paid an incentive fee when the performance considering both programs is net positive.

Upon the commencement of business, the Fund began to reimburse the managing member and its affiliates for offering and organizational of $291,153, though payment will not exceed 15% of gross subscription proceeds at any time. Such expenses are amortized by the Fund over 60 months on a straight line basis, or paid off sooner at the managing member's discretion.

Through August 31, 2011, the Fund paid the corporate managing member a 2.5% annual management fee calculated on the prior month-end net assets, and pay brokerage commissions to the affiliated introducing broker of $15 per round turn. Beginning September 1, 2011, the aforementioned fees were no longer paid. Instead, the Fund pays fixed annual brokerage commissions of 10%, calculated on the prior month-end net assets, with 2.5% to the corporate managing member and 7.5% to the introducing broker, paid monthly. In its July 6, 2011 prospectus, the managing member had estimated the round turn brokerage of $15 would approximate 7.5% annually of Fund net assets. Accordingly, the managing member does not believe the total fees charged to the Fund will change. There is a twelve month lock-in commencing from the date an investment is admitted to the Fund.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Any FCM selected by the Managing Member must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets. As of December 31, 2011, the Fund maintained approximately: 81% of its assets at the futures commission merchant
(FCM) to be available for trading by the trading advisor, and 18% in a cash management fund that invests only in U.S. Treasurys and has high liquidity. All such accounts are held in the name of the partnership and not commingled with those of any other entity. Approximately 1% of the previous month's net assets were retained in the Fund's bank accounts to pay expenses and redemptions. The Fund also reserves the right to invest in T-Bills held with the US Department of Treasury. The Fund expects to maintain a substantial portion of our net assets in segregation with the FCM for trading by the trading advisor.

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

The FCM, Vision Financial Markets LLC, has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account (see Subsequent Events at the end of this section):

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

The FCM has acted only as clearing brokers for the Fund's futures accounts and as such it has been paid commissions for executing and clearing trades. The FCM has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCM has represented to the General Partner that that none of the events reported above would interfere with its performance as a clearing broker for the Fund's account.

Item 4.  Mine Safety Disclosures.

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

Following is a summary of certain financial information for the Registrant for the previous five years through December 31, 2011, presented with the caveat that the Registrant had not yet commenced its business of trading futures in any of the periods presented.

  											For the Years Ended December 31,
  								2011		2010		2009		2008		2007
  Performance per unit (1)

  Net unit value, beginning of the year				$(129,153.02)	$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)

  Investment income						-		10,000.00	-		-		-
  Expenses							(15,423.32)	(40,935.02)	(18,302.00)	(21,079.00)	(19,300.00)
  Net increase (decrease) prior to commencement
  of operations (July 7, 2011)					(15,423.32)	(30,935.02)	(18,302.00)	(21,079.00)	(19,300.00)

  Reallocation of initial offering costs			145,576.34 (5)

  Net unit value, initial subscription				1,000.00

  Absorption of initial offering costs				(211.54) (5)

  Net unit value, commencement of operations (July 7, 2011)	788.46

  Net realized and unrealized gain from
  investments and foreign currency				75.22
  Expenses							(73.40)
  Net increase after commencement
  of operations							1.82

  Net unit value at the end of the year				$790.28		$(129,153.02)	$(98,218.00)	$(79,916.00)	$(58,837.00)

  Net assets at the end of the year ($000)			$1,540		$(258)		$(196)		$(160)		$(118)

  Total return before incentive fee				(20.85)% (2)(4)	(31.50)%	(22.90)%	(35.83)%	(39.24)%
  Incentive fee							(0.12)%	(2)(4)	-		-		-		-
  Total return after incentive fee				(20.97)%	(31.50)%	(22.90)%	(35.83)%	(39.24)%

  Number of units outstanding at the end of the year		1,948.597	2.000		2.000		2.000		2.000

  Supplemental Data
  Ratio to average net assets
  Net investment (loss) before incentive fee			(20.22)% (2)(3)	(27.15)%	(22.90)%	(35.83)%	(39.24)%
  Incentive fee							(0.20)%	(2)(4)	-		-		-		-
  Net investment (loss) after incentive fee			(20.42)%	(27.15)%	(22.90)%	(35.83)%	(39.24)%

  Expenses before incentive fee					(20.22)% (2)(3)	(35.93)%	(22.90)%	(35.83)%	(39.24)%
  Incentive fee							(0.20)%	(2)(4)	-		-		-		-
  Expenses after incentive fee					(20.42)%	(35.93)%	(22.90)%	(35.83)%	(39.24)%

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

(2) Total return and ratios were calculated for the trading period of July 7, 2011 through December 31, 2011.

(3) Annualized.

(4) Not annualized.

(5) Also see Note 2 - Offering Expenses and Organizational Costs.
Reallocation of initial offering costs represents capitalized offering, organizational and operating costs prior to commencement of operations totaling $291,153 on a per unit basis. There were two units outstanding prior to commencement of operations. Absorption of initial offering costs represents capitalized offering, organizational and operating costs that were absorbed by members at commencement of operations on a per unit basis. There were 1,376.333 units at commencement of operations.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2011 and 2010.

							2011								2010

				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain		0		0		(8,360)		43,660		0		0		0		0

Net Income (Loss)		(14,934)	(15,913)	(57,474)	(29,191)	(13,578)	(30,243)	6,005		(24,054)

Net Income (Loss) per limited
 partnership unit*		(7,466.75)	(7,956.57)	(14.48)		16.30		(6,789.00)	(15,121.50)	3,002.50	(12,027.02)

Net Income (Loss) per general
 partnership unit (if any)*	(7,466.75)	(7,956.57)	0.00		0.00		(6,789.00)	(15,121.50)	3,002.50	(12,027.02)

Net asset value per partnership
 unit at the end of period.	(136,619.77)	(144,576.34)	773.98		790.28		(105,007.00)	(120,128.50)	(117,126.00)	(129,153.02)

*Net increase (decrease) per unit is presented for a single unit outstanding from commencement of operations (July 7, 2011 to December 31, 2011).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price.

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

See Item 2 of this Report for a description of where Fund assets will be held. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and options on futures contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333. As of December 31, 2011, aggregate subscriptions were $2,155,371. Because the Fund was not operational prior to July 7, 2011, the Fund believes it would be misleading to compare the year ended 2011 to the years ended 2010 and 2009.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's initial net asset value (NAV) per Unit of $1,000 decreased to $922.14, a loss of (7.79)%, from the commencement of operations into year end December 31, 2011. This was primarily as a result of operational expenses, which were $(121,966). Over the same period, the Fund's net assets increased to $1,796,875, primarily as a result of capital contributions by Members of $2,155,371, offset partially by redemptions of $(239,611).

Going forward, any positive revenue is expected to be primarily derived from the trading of GT Capital CTA until short term interest rates rise. The trading advisor's objective is to achieve appreciation of the Fund's assets through speculative trading in futures contracts and options on futures contracts. There is no representation being made that the trading programs offered by the trading advisor will be successful in achieving this goal.

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

Since the commencement of operations, the CTA has allocated trades (by volume) among the following sectors in the approximate proportions: Currencies 15%, Energy 15%, Metals 10%, and Stock Indices 60%.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to GT on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the financial statements herein for the current incentive fees. In the fourth quarter of 2011, GT was paid an incentive fee of $2,438, and he did not earn an incentive fee in the third quarter. Trading profits from the commencement of operations to December 31, 2011 were $35,300.

Interest income was negligible during the reporting period because of low short term interest rates.

These results are not to be construed as an expectation of similar profits or losses in the future.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and options on futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Members would realize a 100% loss. The Fund, the Managing Member and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures and options on futures contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2011, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6, Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Managing Member's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the Managing Member assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the Managing Member's internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware limited liability company which acts through its corporate Managing Member. Accordingly, the Registrant has no Directors or Executive Officers.

The Managing Members of the Registrant during the year 2011 were TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult. The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 67, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the "best efforts" offering of the Units.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  None

(b) As of December 31, 2011, neither the individual nor corporate Managing Member owned any Units of Membership Interests.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2011 and 2010 were $16,500 and $13,957, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2011 and 2010 were $0 and $350, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:		TriView Global Fund, LLC
			By TriView Capital Management, Inc.
			Its Managing Member

Date: March 30, 2012	By:  /s/ Michael Pacult
			Mr. Michael P. Pacult
			Sole Director, Sole Shareholder
			President and Treasurer

                           TRIVIEW GLOBAL FUND, LLC
                    (A Delaware Limited Liability Company)

                                 ANNUAL REPORT

                               December 31, 2011






                               MANAGING MEMBER:
                       Triview Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                         INDEX TO FINANCIAL STATEMENTS



								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - December 31, 2011		F-4

  Statements of Operations					F-5

  Statements of Changes in Net Assets				F-6

  Statements of Cash Flows					F-7

  Notes to the Financial Statements			     F-8 - F-15

  Affirmation of the Commodity Pool Operator			F-16

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm



To the Members of
TriView Global Fund, LLC
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of TriView Global Fund, LLC (a Delaware limited liability company), as of December 31, 2011 and 2010, including the condensed schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, LLC as of December 31, 2011 and 2010, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2011 are in conformity with accounting principles generally accepted in the United States of America.



/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 9, 2012


       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                     Statements of Assets and Liabilities
                          December 31, 2011 and 2010

  							2011		2010
Assets

  Equity in broker trading accounts

  Cash at broker					$1,255,856	$-
  Net unrealized (loss) on open futures contracts	(7,430)		-
  Total equity in broker trading accounts		1,248,426	-

  Cash and cash equivalents				296,104		405
  Prepaid expenses					12,314		4,481
  Total assets						1,556,844	4,886

Liabilities

  Accounts payable and accrued liabilities		16,902		920
  Due to related parties				-		262,272
  Total liabilities					16,902		263,192

Net assets						$1,539,942	$(258,306)

Analysis of net assets

  Non-managing members					$1,539,942	$(129,153)
  Managing members					-		(129,153)

  Net assets (equivalent to $790.28 and
   $(129,153.02) per unit)				$1,539,942	$(258,306)


Membership units outstanding

  Non-managing member units outstanding			1,948.597	1.000
  Managing members units outstanding			-		1.000

  Total membership units outstanding			1,948.597	2.000

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Condensed Schedule of Investments
                               December 31, 2011


							Fair Value	Percent of
									Net Assets

Futures contracts

  Futures contracts held long
  Energy						$(6,150)	(0.40%)
  Currency						(1,280)		(0.08%)
  Total futures contracts held long			(7,430)		(0.48%)

  Net unrealized (loss) on open futures contracts	$(7,430)	(0.48%)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                           Statements of Operations
             For the Years Ended December 31, 2011, 2010 and 2009


						2011		2010		2009

Investment income

  Interest income				$6		$-		$-
  Other income					-		20,000		-
  Total investment income			6		20,000		-

Expenses

  Commission expense				60,295		-		-
  Management fees				12,103		-		-
  Incentive fees				2,438		-		-
  Professional fees				64,855		45,006		29,866
  Other operating expenses			13,127		36,864		6,738
  Total expenses				152,818		81,870		36,604

  Net investment (loss)				(152,812)	(61,870)	(36,604)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
  Investments					46,297		-		-
  Foreign currency translation			(3,567)		-		-
  Net realized gain from investments and
   foreign currency transactions		42,730		-		-

  Net unrealized (depreciation) on investments	(7,430)		-		-

  Net realized and unrealized gain from
   investments and foreign currency		35,300		-		-

  Net (decrease) in net assets resulting from
   operations					$(117,512)	$(61,870)	$(36,604)

Net increase (decrease) per unit
  Managing and non-managing member unit		$1.82 (1)	$(30,935.02)(2)	$(18,302.00)

(1) Net increase (decrease) per unit is presented for a single unit outstanding from commencement of operations (July 7, 2011) to December 31, 2011.

(2) Net increase (decrease) per unit is presented for a single unit outstanding during the year.

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                      Statements of Changes in Net Assets
             For the Years Ended December 31, 2011, 2010 and 2009

					  						      Member's Equity

								Managing			Non-Managing			Total
							Units		Net Assets	Units		Net Assets	Units		Net Assets

Net assets at December 31, 2008	1.000			$(79,916)	1.0000		$(79,916)	2.000	$(159,832)

(Decrease) in net assets from operations:
Net investment (loss)							(18,302)			(18,302)			(36,604)

Net (decrease) in net assets resulting from operations			(18,302)			(18,302)			(36,604)

Net assets at December 31, 2009				1.000		(98,218)	1.000		(98,218)	2.000		(196,436)

(Decrease) in net assets from operations:
Net investment (loss)							(30,935)			(30,935)			(61,870)

Net (decrease) in net assets resulting from operations			(30,935)			(30,935)			(61,870)

Net assets at December 31, 2010				1.000		(129,153)	1.000		(129,153)	2.000		(258,306)

(Decrease) in net assets from operations:
Net investment (loss)							(15,430)			(137,382)			(152,812)
Net realized gain (loss) from investments and foreign
 currency transactions							-				42,730				42,730
Net unrealized (depreciation) on investments				-				(7,430)				(7,430)

Net (decrease) in net assets resulting from operations			(15,430)			(102,082)			(117,512)

Capital contributions					-		-		2,203.674	2,155,371	2,203.674	2,155,371
Redemptions						(1.000)		(993)		(256.077)	(238,618)	(257.077)	(239,611)
Reallocation of initial offering costs					145,576				(145,576)			-
Total increase in net assets				(1.000)		144,583		1,947.597	1,771,177	1,946.597	1,915,760

Net assets at December 31, 2011				-		$-		1,948.597	$1,539,942	1,948.597	$1,539,942

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                           Statements of Cash Flows
             For the Years Ended December 31, 2011, 2010 and 2009

									2011		2010		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(117,512)	$(61,870)	$(36,604)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

  Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses				(7,833)		2,309		(6,790)
  Unrealized depreciation on investments				7,430		-		-
  Increase (decrease) in accounts payable and accrued liabilities	15,982		(2,897)		3,573
  Net cash (used in) operating activities				(101,933)	(62,458)	(39,821)

Cash Flows from Financing Activities

  Increase (decrease) in due to related parties				(262,272)	62,500		39,750
  Proceeds from sale of units						2,155,371	-		-
  Redemptions paid							(239,611)	-		-

  Net cash provided by financing activities				1,653,488	62,500		39,750

  Net increase (decrease) in cash and cash equivalents			1,551,555	42		(71)

  Cash and cash equivalents, beginning of year				405		363		434

  Cash and cash equivalents, end of year				$1,551,960	$405		$363

  End of year cash and cash equivalents consists of:

  Cash at broker							$1,255,856	$-		$-
  Cash and cash equivalents						296,104		405		363

  Total cash and cash equivalents					$1,551,960	$405		$363

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


1.	Nature of the Business

  TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware. The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's"). On July 7, 2011, the Fund commenced business after admission of 26 members, with total subscriptions of $1,374,333 at a price of $1,000 per Unit. Through December 31, 2011 additional capital contributions from members of $781,038 were received. The maximum offering is $20,000,000. TriView Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund. The CTA is GT Capital CTA ("GT Capital"), which has the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent and introducing broker is Futures Investment Company ("FIC"), which is owned and operated by Michael Pacult and his wife.

  Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933. The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934, and of the rules and regulations of the Financial Industry Regulation Authority ("FINRA"). The Fund is also be subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government, which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

  As of December 31, 2011 and December 31, 2010, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

							Balance			    Per Unit Calculation
							December 31,	December 31,	December 31,	December 31,
 							2011		2010		2011		2010

  Net Asset Value for financial reporting purposes	$1,539,942	$(258,306)	$790.28		$(129,153.02)

  Adjustment for initial offering costs			43,468		43,468		22.31		21,734.00
  Adjustment for other offering, organizational and
   operating expenses					213,465		216,838		109.55		108,419.02

  Net Asset Value for all other purposes		$1,796,875	$2,000		$922.14		$1,000.00

  Number of Units									1,948.597	2.000

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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


2.	Significant Accounting Policies - Continued

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2011 and 2010, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011. There were no investments as of December 31, 2010.

				Fair Value at December 31, 2011

  Description				Level 1		Level 2		Level 3		Total

  Exchange Traded - Futures Contracts	$(7,430)	$-		$-		$(7,430)
  Total					$(7,430)	$-		$-		$(7,430)

  Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

  Management has continued to evaluate the application of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, "Income Taxes" to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2011, 2010 or 2009.

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

  Reclassifications - Prior year investment and other income ratios to average net assets were reclassified to investment income (loss) to average net assets to conform to current year presentation.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


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

  A quarterly incentive fee of 20% of new net profits paid to GT Capital. In October 2011, the Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund. For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined. The incentive fee for the year ended December 31, 2011 was $2,438. There were no incentive fees for the years ended December 31, 2010 and 2009.

  The Managing Member has reserved the right to implement a management fee and change the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is zero. The Fund may also increase the total management fees paid to the CTA's and Corporate Managing Member to 6% of total net assets if the total incentive fees are decreased to 15%.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


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

  Due to related parties at December 31, 2010 consisted of amounts due to the Corporate Managing Member, TriView Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and TriView Capital Management, Inc. The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances. These amounts bear no interest or due dates and are unsecured. The cash advances were all repaid in 2011. The following balances were outstanding as of December 31, 2010.

					December 31,
 					2010

  Futures Investment Company		$194,108
  Ashley Capital Management, Inc.	26,475
  Corporate Managing Member		1,958
  Michael Pacult			39,731

  Balance due to related parties	$262,272

  The Fund pays commissions to the Corporate Managing Member and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions and management fees were as follows:

  Commissions included in expenses:	For The Year Ended
					December 31,
					2011

  Corporate Managing Member		$12,474
  Futures Investment Company		40,958
  Total related party expenses		$53,432

  Management fees included in expenses:	For The Year Ended
  December 31,
  2011

  Corporate Managing Member		$5,706
  Total related party expenses		$5,706

  Commissions included in accrued expenses:
  December 31,
  2011

  Corporate Managing Member		$3,270
  Futures Investment Company		3,347
  Total accrued commissions payable to
   related parties			$6,617

  Other operating expense includes $3,721 paid to Futures Investment Corporation for postage and office supplies.

  In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


7.	Trading Activities and Related Risks

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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at December 31, 2011 was $1,551,960. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were approximately $26,901 at December 31, 2011 and none at December 31, 2010. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized loss on open futures contracts at December 31, 2011 was $7,430.

  Open contracts generally mature within three months of December 31, 2011. The latest maturity for open futures contracts is February 2012. However, the Fund intends to close all contracts prior to maturity.

  There we no open futures contracts at December 31, 2010.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


7.	Trading Activities and Related Risks -  Continued

  The following tables discloses the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

				Derivative Instruments
				Statement of Assets and Liabilities

													Asset Derivatives 	Liability Derivatives
													at December31, 		at December 31,
  							Statement of Assets and Liabilities Location	2011 Fair Value		2011 Fair Value		Net

Derivatives not designated as 	Futures contracts	Net unrealized gain (loss) on open		-			$(7,430)		$(7,430)
hedge instruments under ASC 815				futures contracts

				Derivative Instruments
				Statement of Operations


											Line Item in the 			For The Year Ended
											Statement of Operations			December 31, 2011

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain from investments
											and foreign currency transactions	$32,557

Derivatives not designated as hedge instruments under ASC 815	Options on 		Net realized gain from investments and
								Futures			foreign currency transactions		$10,173

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (depreciation) on
											investments				$(7,430)

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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                               December 31, 2011


11.	Financial Highlights

  											For the Years Ended December 31,
  								2011		2010		2009		2008		2007
  Performance per unit (1)

  Net unit value, beginning of the year				$(129,153.02)	$(98,218.00)	$(79,916.00)	$(58,837.00)	$(39,537.00)

  Investment income						-		10,000.00	-		-		-
  Expenses							(15,423.32)	(40,935.02)	(18,302.00)	(21,079.00)	(19,300.00)
  Net increase (decrease) prior to commencement
  of operations (July 7, 2011)					(15,423.32)	(30,935.02)	(18,302.00)	(21,079.00)	(19,300.00)

  Reallocation of initial offering costs			145,576.34 (5)

  Net unit value, initial subscription				1,000.00

  Absorption of initial offering costs				(211.54) (5)

  Net unit value, commencement of operations (July 7, 2011)	788.46

  Net realized and unrealized gain from
  investments and foreign currency				75.22
  Expenses							(73.40)
  Net increase after commencement
  of operations							1.82

  Net unit value at the end of the year				$790.28		$(129,153.02)	$(98,218.00)	$(79,916.00)	$(58,837.00)

  Net assets at the end of the year ($000)			$1,540		$(258)		$(196)		$(160)		$(118)

  Total return before incentive fee				(20.85)% (2)(4)	(31.50)%	(22.90)%	(35.83)%	(39.24)%
  Incentive fee							(0.12)%	(2)(4)	-		-		-		-
  Total return after incentive fee				(20.97)%	(31.50)%	(22.90)%	(35.83)%	(39.24)%

  Number of units outstanding at the end of the year		1,948.597	2.000		2.000		2.000		2.000

  Supplemental Data
  Ratio to average net assets
  Net investment (loss) before incentive fee			(20.22)% (2)(3)	(27.15)%	(22.90)%	(35.83)%	(39.24)%
  Incentive fee							(0.20)%	(2)(4)	-		-		-		-
  Net investment (loss) after incentive fee			(20.42)%	(27.15)%	(22.90)%	(35.83)%	(39.24)%

  Expenses before incentive fee					(20.22)% (2)(3)	(35.93)%	(22.90)%	(35.83)%	(39.24)%
  Incentive fee							(0.20)%	(2)(4)	-		-		-		-
  Expenses after incentive fee					(20.42)%	(35.93)%	(22.90)%	(35.83)%	(39.24)%

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

  (2) Total return and ratios were calculated for the trading period of July 7, 2011 through December 31, 2011.

  (3) Annualized.

  (4) Not annualized.

  (5) Also see Note 2 - Offering Expenses and Organizational Costs. Reallocation of initial offering costs represents capitalized offering, organizational and operating costs prior to commencement of operations totaling $291,153 on a per unit basis. There were two units outstanding prior to commencement of operations. Absorption of initial offering costs represents capitalized offering, organizational and operating costs that were absorbed by members at commencement of operations on a per unit basis. There were 1,376.333 units at commencement of operations.

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2011, 2010 and 2009

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Triview Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC