Form 10-Q
period 2012-03-31
TriView Global Fund, LLC
filed 2012-05-15
CIK 1305631

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2012 are attached hereto and made a part hereof.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member allocates a substantial portion of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made. As of the date of this Report, the Fund maintained approximately 68% of its total assets on deposit with the FCM, and 31% in cash and cash equivalents, including Fund bank accounts and the Wells Fargo 100% Treasury money market fund.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333. As of March 31, 2012, aggregate subscriptions were $2,458,315. Because the Fund was not operational prior to July 7, 2011, the Fund believes it would be misleading to compare the financial results for the three months ended March 31, 2012 with the similar prior year period.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's initial net asset value (NAV) per Unit of $1,000 decreased to $922.14, a loss of (7.79)%, from the commencement of operations into year end December 31, 2011, and it decreased a further (6.76)% in the three months ended March 31, 2012. This was primarily as a result of operational expenses, which were $(121,966) and (78,412) for the commencement of operations into year end December 31, 2011 and for the three months ended March 31, 2012, respectively. Over the same respective periods, the Fund's net assets increased to $1,539,942 and $1,717,735, primarily as a result of capital contributions by Members of $2,155,371 and $302,943. Redemptions over the same respective periods were $(239,611) and $(1,000).

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to GT on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the financial statements herein for the current incentive fees. Trading profits from the commencement of operations to December 31, 2011 were $35,300, and they were $(45,741) in the three months ended March 31, 2012. Over the same respective periods, GT was paid an incentive fee of $2,438 and $0.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2011 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
TriView Global Fund, LLC
By TriView Capital Management, Inc.
Its Managing Member

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the Managing Member

Date:  May 15, 2012

                           TRIVIEW GLOBAL FUND, LLC
                    (A Delaware Limited Liability Company)

                               QUARTERLY REPORT

                                March 31, 2012





                               MANAGING MEMBER:
                       Triview Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                         INDEX TO FINANCIAL STATEMENTS

  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - March 31, 2012		F-4

  Condensed Schedule of Investments - December 31, 2011		F-5

  Statements of Operations					F-6

  Statements of Changes in Net Assets				F-7

  Statements of Cash Flows					F-8

  Notes to the Financial Statements			     F-9 - F-16

  Affirmation of the Commodity Pool Operator			F-17

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm

To the Members of
TriView Global Fund, LLC
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company, including the condensed schedule of investments, as of March 31, 2012, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, Limited Liability Company, including the condensed schedule of investments, as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 9, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2011 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 10, 2012

       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                     Statements of Assets and Liabilities

							March 31,	December 31,
							2012		2011
							( A review)
Assets

  Equity in broker trading accounts

  Cash at broker					$1,195,025	$1,255,856
  Net unrealized (loss) on open futures contracts	(2,125)		(7,430)
  Total equity in broker trading accounts		1,192,900	1,248,426

  Cash and cash equivalents				536,380		296,104
  Prepaid expenses					12,971		12,314
  Total assets						1,742,251	1,556,844

Liabilities

  Accounts payable and accrued liabilities		24,516		16,902
  Total liabilities					24,516		16,902

Net assets						$1,717,735	$1,539,942

Analysis of net assets

  Non-managing members					$1,717,735	$1,539,942
  Managing members					-		-

  Net assets (equivalent to $753.45 and
   $790.28 per unit)					$1,717,735	$1,539,942

Membership units outstanding

  Non-managing member units outstanding			2,279.817	1,948.597
  Managing members units outstanding			-		-

  Total membership units outstanding			2,279.817	1,948.597


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Condensed Schedule of Investments
                                March 31, 2012
                                  (A Review)

							Fair Value	Percent of Net Assets

Futures contracts

  Futures contracts held long
  Energy						$(2,125)	(0.12%)
  Total futures contracts held long			(2,125)		(0.12%)

  Net unrealized (loss) on open futures contracts	$(2,125)	(0.12%)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Condensed Schedule of Investments
                               December 31, 2011
                                  (A Review)


  							Fair Value	Percent of Net Assets

Futures contracts

  Futures contracts held long
  Energy						$(6,150)	(0.40%)
  Currency						(1,280)		(0.08%)
  Total futures contracts held long			(7,430)		(0.48%)

  Net unrealized (loss) on open futures contracts	$(7,430)	(0.48%)

   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                           Statements of Operations
                                March 31, 2012
                                  (A Review)

						Three Months Ended March 31,
						2012		2011

Investment income

  Interest income				$3		$-
  Total investment income			3		-

Expenses

  Commission expense				47,484		-
  Management fees				4,048		-
  Professional fees				18,500		8,785
  Other operating expenses			8,380		6,149
  Total expenses				78,412		14,934

  Net investment (loss)				(78,409)	(14,934)

Realized and unrealized gain (loss) from investments

  Net realized (loss) on investments		(51,046)	-

  Net unrealized appreciation on investments	5,305		-

  Net realized and unrealized (loss) from
   investments					(45,741)	-

  Net (decrease) in net assets resulting
   from operations				$(124,150)	$(14,934)

Net (decrease) per unit (for a single unit
 outstanding during the period)
  Managing and non-managing member unit		$(36.83)	$(7,466.75)


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                      Statements of Changes in Net Assets
              For the Three Months Ended March 31, 2012 and 2011
                                  (A Review)

											      Member's Equity
								Managing			Non-Managing			Total
							Units		Net Assets	Units		Net Assets	Units		Net Assets

Net assets at December 31, 2010				1.000		(129,153)	1.000		(129,153)	2.000		(258,306)

(Decrease) in net assets from operations:
Net investment (loss)							(7,467)				(7,467)				(14,934)

Net (decrease) in net assets resulting from operations			(7,467)				(7,467)				(14,934)

Net assets at March 31, 2011				1.000		(136,620)	1.000		(136,620)	2.000		(273,240)

Net assets at December 31, 2011				-		$-		1,948.597	$1,539,942	1,948.597	$1,539,942

Increase (decrease) in net assets from operations:
Net investment (loss)							-				(78,409)			(78,409)
Net realized (loss) from investments					-				(51,046)			(51,046)
Net unrealized appreciation on investments				-				5,305				5,305

Net (decrease) in net assets resulting from operations			-				(124,150)			(124,150)

Capital contributions					-		-		332.364		302,943		332.364		302,943
Redemptions						-		-		(1.144)		(1,000)		(1.144)		(1,000)
Total increase in net assets				-		-		331.220		177,793		331.220		177,793

Net assets at March 31, 2012				-		$-		2,279.817	$1,717,735	2,279.817	$1,717,735


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                           Statements of Cash Flows
                                  (A Review)

									Three Months Ended March 31,
									2012		2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(124,150)	$(14,934)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

  Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses				(657)		2,689
  Unrealized (appreciation) on investments				(5,305)		-
  Increase (decrease) in accounts payable and accrued liabilities	7,614		(920)
  Net cash (used in) operating activities				(122,498)	(13,165)

Cash Flows from Financing Activities

  Increase in due to related parties					-		12,800
  Proceeds from sale of units						302,943		-
  Redemptions paid							(1,000)		-

  Net cash provided by financing activities				301,943		12,800

  Net increase (decrease) in cash and cash equivalents			179,445		(365)

  Cash and cash equivalents, beginning of period			1,551,960	405

  Cash and cash equivalents, end of period				$1,731,405	$40

  End of year cash and cash equivalents consists of:

  Cash at broker							$1,195,025	$-
  Cash and cash equivalents						536,380		40

  Total cash and cash equivalents					$1,731,405	$40


   The accompanying notes are an integral part of the financial statements.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

1.	Nature of the Business

  TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware. The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's"). The Fund was in the development stage until July 7, 2011, when it commenced business after accepting subscriptions exceeding the minimum required. TriView Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund. The CTA is GT Capital CTA ("GT Capital"), which has the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent and introducing broker is Futures Investment Company ("FIC"), which is owned and operated by Michael Pacult and his wife.

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

  As of March 31, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

								Balance			    Per Unit Calculation
							March 31,	December 31,	March 31,	December 31,
							2012		2011		2012		2011
  Net Asset Value for financial reporting purposes	$1,717,735	$1,539,942	$753.45		$790.28

  Adjustment for initial offering costs			43,468		43,468		19.07		22.31
  Adjustment for other offering, organizational and
   operating expenses					198,895		213,465		87.24		109.55

  Net Asset Value for all other purposes		$1,960,098	$1,796,875	$859.76		$922.14

  Number of Units									2,279.817	1,948.597


  Registration Costs - Costs incurred for the initial filings with SEC, FINRA and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

  Revenue Recognition - Futures and other investments are recorded on the trade date and are reflected in the statement of operations at the difference between the original contract amount and the fair value on the last business day of the reporting period.

  Fair value of futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

  Interest income is recognized when it is earned.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

2.	Significant Accounting Policies - Continued

  Fair Value Measurement and Disclosures - Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three months ended March 31, 2012 and year ended December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2012.

Fair Value at March 31, 2012
  Description				Level 1		Level 2		Level 3		Total

  Exchange Traded - Futures Contracts	$(2,125)	$-		$-		$(2,125)
  Total					$(2,125)	$-		$-		$(2,125)

Fair Value at December 31, 2011
  Description				Level 1		Level 2		Level 3		Total

  Exchange Traded - Futures Contracts	$(7,430)	$-		$-		$(7,430)
  Total					$(7,430)	$-		$-		$(7,430)


  Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the members their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member's respective share of the Fund's income and expenses as reported for income tax purposes.

  Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2012 or 2011.

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

  Reclassifications - Changes in net assets were presented for both Managing Member and non-managing member in the prior period statement of changes in net assets to conform with current period presentation.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
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

  Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the Managing Member within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and transferred to the Fund's account after the minimum to commence business has been raised and, thereafter, on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds accrue to the account of the investor.

  Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the managing member no less than ten business days prior to a month end. Redemptions are generally paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the Managing Member may be unable to comply with the request on a timely basis. There is no redemption fee; however there is a twelve month lock-in commencing from the date of admission of an investment.

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

  A monthly management fee of 1% (annual rate) is paid to GT Capital calculated on the prior month-end equity allocated to it to trade.

  A quarterly incentive fee of 20% of new net profits is paid to GT Capital. In October 2011, the Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund. For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined. There were no incentive fees for the three months ended March 31, 2012 and 2011.

  The Managing Member has reserved the right to implement a management fee and change the incentive fee at its sole discretion. The total incentive fees may be increased to 27% if the management fee is zero. The Fund may also increase the total management fees paid to the CTA's and Corporate Managing Member to 6% of total net assets if the total incentive fees are decreased to 15%.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

6.	Related Party Transactions

  The sole shareholder of the Corporate Managing Member made an initial member capital contribution in the Fund of $1,000. He is also the sole shareholder of TriView Capital Management, Inc., which along with the shareholder and other affiliates, temporarily funded the syndication costs incurred by the Fund. A variable interest entity relationship existed between the Corporate Managing Member and the Fund until July 7, 2011 when the Fund commenced business. The Corporate Managing Member redeemed its interest July 31, 2011.

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

  The Fund pays commissions to the Corporate Managing Member and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions and management fees were as follows:

  Commissions included in expenses:
						For The Three Months Ended March 31,
						2012		2011

  Corporate Managing Member			$11,871		$-
  Futures Investment Company			29,807		-
  Total related party expenses			$41,678		$-

  Commissions included in accrued expenses:
						March 31,	December 31,
						2012		2011

  Futures Investment Company			$10,950		$3,347
  Corporate Managing Member			4,073		3,270
  Total accrued commissions payable to
   related parties				$15,023		$6,617


  In the normal course of business, the Fund has provided general indemnifications to the Managing Member, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at March 31, 2012 and December 31, 2011 was $1,731,405 and $1,551,960, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were approximately $26,575 at March 31, 2012 and $26,901 at December 31, 2011. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized loss on open futures contracts at March 31, 2012 was $2,125 and $7,430 at December 31, 2011.

  Open contracts generally mature within three months of March 31, 2012. The latest maturity for open futures contracts is May 2012. However, the Fund intends to close all contracts prior to maturity.

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

7.	Trading Activities and Related Risks -  Continued

  The following tables discloses the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities
														Asset Derivatives  	Liability Derivatives
														at March 31, 2012	at March 31, 2012
								Statement of Assets and Liabilities Location	Fair Value		Fair Value		Net

Derivatives not designated as hedge	Futures contracts	Net unrealized (loss) on open
instruments under ASC 815					futures contracts				$-			$(2,125)		$(2,125)

														Asset Derivatives  	Liability Derivatives
														at December 31, 2011	at December 31, 2011
								Statement of Assets and Liabilities Location	Fair Value		Fair Value		Net

Derivatives not designated as hedge 	Futures contracts	Net unrealized (loss) on open
instruments under ASC 815					futures contracts				$-			$(7,430)		$(7,430)

Derivative Instruments
Statement of Operations
														For the three months ended March 31,
								Line Item in the Statement of Operations	2012		2011

Derivatives not designated as hedge 	Futures contracts	Net realized (loss) from investments 		$(50,648)	$-
instruments under ASC 815

Derivatives not designated as hedge 	Options on Futures	Net realized (loss) from investments 		$(398)		$-
instruments under ASC 815

Derivatives not designated as hedge 	Futures contracts	Net unrealized appreciation on investments	$5,305		$-
instruments under ASC 815


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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

                           TriView Global Fund, LLC
                    (A Delaware Limited Liability Company)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

11.	Financial Highlights

							Three Months Ended March 31,
  							2012		2011
  Performance per unit (1)

  Net unit value, beginning of period			$790.28		$(129,153.02)

  Net realized and unrealized (loss) from investments	(1.57)		-
  Expenses						(35.26)		(7,466.75)

  Net (decrease) for the period				(36.83)		(7,466.75)

  Net unit value at the end of the period		$753.45		$(136,619.77)

  Net assets at the end of the period ($000)		$1,718		$(273)

  Total return (2)					(4.66)%		(5.78)%

  Number of units outstanding at the end of the period	2,279.817	2.000

  Supplemental Data
  Ratio to average net assets (3)
  Net investment (loss)					(18.02)%	(23.13)%
  Expenses						(18.02)%	(23.13)%


  Total returns are calculated based on the change in value of a unit during the period. Net realized and unrealized (loss) from investments is a balancing amount necessary to reconcile the change in net unit value. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Net realized and unrealized (loss) from investments and expenses are calculated based on a single unit outstanding during the period.

  (2) Not annualized

  (3) Annualized.

                           TriView Global Fund, LLC
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2012 and 2011

*****************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

  /s/ Michael Pacult
  Michael Pacult
  President, Triview Capital Management, Inc.
  Managing Member
  TriView Global Fund, LLC