Form 10-Q/A
period 2011-09-30
TriView Global Fund, LLC
filed 2012-06-14
CIK 1305631

FORM 10-Q/A

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                               EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of TriView Global Fund, LLC (the "Fund") for the quarter ended September 30, 2011 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2011. The Amendment is being filed to submit Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company's other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101	 XBRL formatted financial statements.

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
			Mr. Michael Pacult
			Sole Director, Sole Shareholder,
			President, and Treasurer of the Managing Member
Date:  June 14, 2012