Form 10-K/A
period 2011-12-31
TriView Global Fund, LLC
filed 2012-06-14
CIK 1305631

FORM 10-K/A

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

                               EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of TriView Global Fund, LLC (the "Fund") for the year ended December 31, 2012 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on March 30, 2012. The Amendment is being filed to submit Exhibit 101.

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

Registrant:				TriView Global Fund, LLC
					By TriView Capital Management, Inc.
					Its Managing Member


Date: June 14, 2012			By: /s/ Michael Pacult
					Mr. Michael P. Pacult
					Sole Director, Sole Shareholder
					President and Treasurer