Form 10-Q/A
period 2012-03-31
TriView Global Fund, LLC
filed 2012-06-14
CIK 1305631

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                               EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of TriView Global Fund, LLC (the "Fund") for the quarter ended March 31, 2012 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on May 15, 2012. The Amendment is being filed to submit Exhibit 101.

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