Form 10-Q
period 2012-06-30
TriView Global Fund, LLC
filed 2012-08-20
CIK 1305631

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

(800) 331-1532

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ] No [   ]  Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2012 are attached hereto and made a part hereof.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The Registrant (the “Fund”) was granted an initial effective date by the Securities and Exchange Commission ("SEC") on November 3, 2005. The Fund's Registration Statement filed May 7, 2010 for $20,000,000 in face amount of units of membership interests (the "Units") went effective with the SEC on August 10, 2010. The Fund's purpose, pursuant to the terms of the LLC Operating Agreement, is to engage in the business of speculative and high risk trading of commodity futures and options markets through the services of the commodity trading advisors its management has selected.

Description of Fund Business

The Fund grants one or more commodity trading advisors (“CTAs”) a power of attorney that is terminable at the will of either party to trade the equity assigned to each CTA by Fund management. The Managing Member has reserved the right to add and delete CTAs and reallocate equity assigned as it shall determine, in its sole discretion, without prior notice to the members (investors). A CTA has discretion to select and enter trades, and does not disclose the methods it uses to make those determinations in its disclosure documents, or to the Fund or to Fund management. There is no promise or expectation of a fixed or any other return to the investors. The investors must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

The CTA selected to trade on behalf of the Fund is GT Capital CTA, which is paid a 1% management fee on Fund assets allocated to it to trade, along with a 20% incentive fee on New Net Profit, as that term is defined in the Fund’s prospectus. There will be a twelve month lock-in commencing from the date an investment is admitted to the Fund.

On July 7, 2011, the Fund had sold approximately $1,374,000 in Units and commenced business. At such time, the Fund began to reimburse the managing member and its affiliates for offering and organizational of $291,153, though payment will not exceed 15% of gross subscription proceeds at any time. Such expenses will be amortized by the Fund over 60 months on a straight line basis, or paid off sooner at the managing member’s discretion.

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

Assets

Upon acceptance of subscriptions and admission to the Fund, the Managing Member deposits the subscription proceeds to the Fund’s accounts, including the account at the futures commission merchant to hold as security for the trades selected by the commodity trading advisor. The Managing Member will use its best efforts to put Fund equity not used for margin in accounts not maintained by or accessible by the futures commission merchant (FCM). This includes U.S. Treasuries held at the U.S. Treasury, investments in cash management funds that invest in only U.S. Treasuries, and foreign treasuries held with the respective issuing department of treasury, all held in the name of the Fund. The Fund assets at the FCM will consist of cash used as margin to secure futures (formerly called commodities) trades entered on its behalf by the commodity trading advisors it selects. The futures held in the Fund accounts at the FCM are valued at the market price on the close of business each day by the FCM. The Capital accounts of the Members are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering membership interests for sale and the operation of the Fund. The fixed costs of operation must be paid before the members may earn a profit on their investment.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member allocates a substantial portion of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made. As of the date of this Report, the Fund maintained approximately 66% of its total assets on deposit with the FCM, and 33% in cash and cash equivalents, including Fund bank accounts and the Wells Fargo 100% Treasury money market fund.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333.  As of June 30, 2012, aggregate subscriptions were $2,523,271.  Because the Fund was not operational prior to July 7, 2011, the Fund believes it would be misleading to compare the financial results for the three and six months ended June 30, 2012 with the similar prior year period.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's initial net asset value (NAV) per Unit of $1,000 decreased to $922.14, a loss of (7.79)%, from the commencement of operations into year end December 31, 2011, and it decreased a further (9.88)% in the six months ended June 30, 2012.  The losses were primarily as a result of operational expenses, which were $(121,966) for the commencement of operations into year end December 31, 2011 and $(144,631) for the six months ended June 30, 2012, of which $(66,219) were incurred in the three months ended June 30, 2012.  From the commencement of operations into year end December 31, 2011, the Fund's net assets increased to $1,539,942, primarily as a result of capital contributions by Members of $2,155,371.  Despite $367,899 in capital contributions in the six months ended June 30, 2012, the Fund's net assets decreased to $1,182,979 by the end of the period, primarily due to redemptions of $(557,130) and aforementioned operational expenses.

Going forward, any positive revenue is expected to be primarily derived from the trading of GT Capital CTA until short term interest rates rise and interest income contributes to revenues.  The trading advisor’s objective is to achieve appreciation of the Fund's assets through speculative trading in futures contracts and options on futures contracts. There is no representation being made that the trading programs offered by the trading advisor will be successful in achieving this goal.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to GT on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark.  See Note 5 to the financial statements herein for the current incentive fees.  Trading profits (losses) from the commencement of operations to December 31, 2011 were $35,300, and they were $(23,104) in the six months ended June 30, 2012.  Though, during the three months ended June 30, 2012, trading profits were $22,637.  GT was paid an incentive fee of $2,438 as of December 31, 2012, but was not paid any incentive fee in 2012.

Interest income was negligible during the reporting period because of low short term interest rates.

These results are not to be construed as an expectation of similar profits or losses in the future.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.  See the Fund’s Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

For the five years preceding the date of this Report, there have been no legal proceedings against the Fund, its Managing Member, the FCM, the IB, the CTA or any of their Affiliates, directors or officers other than as described below. The CTA, GT Capital CTA, has had the following described reportable events, none of which, in the opinion of the CTA, is material to the performance of the CTA on behalf of the Fund’s account

On August 24, 2009, a lawsuit was filed against Mr. Teitelbaoum, principal of GT Capital CTA, and two other parties. The complaint alleges that Mr. Teitelbaoum and the other defendants failed to properly compensate the plaintiff for marketing services. Mr. Teitelbaoum vehemently denies all allegations of wrongdoing and plans to vigorously defend the lawsuit.

Since the commencement of business, Vision Financial Services LLC was the only FCM with which the Fund deposited assets, and it has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund’s account:

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a).  The alleged activities occurred prior to 2009.  Without admitting or denying the findings in the Committee’s Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs.  Vision undertook to implement revised procedures for supervising GIBs within 6 months.  Finally, Vision consented to a restriction on guaranteeing new introducing brokers until 2013, unless it petitions the NFA to lift the restriction earlier.

The FCM only acts as clearing brokers for the Fund’s futures accounts and as such it may have been paid commissions for executing and clearing trades.  The FCM has not passed upon the adequacy or accuracy of the Fund’s prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA.  Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.  The FCMs has represented to the Managing Member that that none of the events reported above would interfere with its performance as a clearing broker for the Fund’s account.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund’s 2011 Form 10-K.  The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

TriView Global Fund, LLC

By TriView Capital Management, Inc.

Its Managing Member

By:

/s/ Michael Pacult

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the Managing Member

Date:  August 17, 2012

7

TRIVIEW GLOBAL FUND, LLC
(A Delaware Limited Liability Company)

QUARTERLY REPORT

June 30, 2012

MANAGING MEMBER:
Triview Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities (Unaudited)	F-3

Condensed Schedule of Investments - December 31, 2011 (Unaudited)	F-4

Statements of Operations (Unaudited)	F-5

Statements of Changes in Net Assets (Unaudited)	F-6

Statements of Cash Flows (Unaudited)	F-7

Notes to the Financial Statements (Unaudited)	F-8 - F-15

Affirmation of the Commodity Pool Operator	F-16

F-1

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Members of
TriView Global Fund, LLC
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company, including the condensed schedule of investments, as of June 30, 2012, and the related statements of operations for the three and six months ended June 30, 2012 and 2011, and the statements of changes in net assets and cash flows for the six months ended June 30, 2012 and 2011.  These financial statements are the responsibility of the Company's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 8, 2012

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 Phone: (847) 913-5400 * Fax: (847) 913-5435 F-2

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets

Equity in broker trading accounts

Cash at broker	$ 944,194	$ 1,255,856
Net unrealized (loss) on open futures contracts	-	(7,430)
Total equity in broker trading accounts	944,194	1,248,426

Cash and cash equivalents	472,289	296,104
Prepaid expenses	8,647	12,314
Total assets	1,425,130	1,556,844

Liabilities

Member redemptions payable	220,760	-
Accounts payable and accrued liabilities	21,391	16,902
Total liabilities	242,151	16,902

Net assets	$ 1,182,979	$ 1,539,942

Analysis of net assets

Non-managing members	$ 1,182,979	$ 1,539,942
Managing members	-	-

Net assets (equivalent to $699.15 and $790.28 per unit)	$ 1,182,979	$ 1,539,942

Membership units outstanding

Non-managing member units outstanding	1,692.025	1,948.597
Managing members units outstanding	-	-

Total membership units outstanding	1,692.025	1,948.597

The accompanying notes are an integral part of the financial statements. F-3

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Condensed Schedule of Investments
December 31, 2011
(Unaudited)

	Fair Value	Percent of Net Assets

Futures contracts

Futures contracts held long
Energy	$ (6,150)	(0.40%)
Currency	(1,280)	(0.08%)
Total futures contracts held long	(7,430)	(0.48%)

Net unrealized (loss) on open futures contracts	$ (7,430)	(0.48%)

The accompanying notes are an integral part of the financial statements. F-4

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Investment income

Interest income	$ -	$ -	$ 3	$ -
Total investment income	-	-	3	-

Expenses

Commission expense	46,077	-	93,561	-
Management fees	4,114	-	8,162	-
Professional fees	15,000	10,571	33,500	19,355
Other operating expenses	1,028	5,342	9,408	11,492
Total expenses	66,219	15,913	144,631	30,847

Net investment (loss)	(66,219)	(15,913)	(144,628)	(30,847)

Realized and unrealized gain (loss) from investments

Net realized gain (loss) on investments	20,512	-	(30,534)	-

Net unrealized appreciation on investments	2,125	-	7,430	-

Net realized and unrealized gain (loss) from investments	22,637	-	(23,104)	-

Net (decrease) in net assets resulting from operations	$ (43,582)	$ (15,913)	$(167,732)	$ (30,847)

Net (decrease) per unit (for a single unit outstanding during the period)
Managing and non-managing member unit	$ (54.30)	$ (7,956.57)	$ (91.13)	$ (15,423.32)

The accompanying notes are an integral part of the financial statements. F-5

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Net Assets
For the Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Member's Equity
	Managing		Non-Managing		Total

	Units	Net Assets	Units	Net Assets	Units	Net Assets

Net assets at December 31, 2010	1.000	$ (129,153)	1.000	$ (129,153)	2.000	$ (258,306)

(Decrease) in net assets from operations:
Net investment (loss)		(15,424)		(15,423)		(30,847)

Net (decrease) in net assets resulting from operations		(15,424)		(15,423)		(30,847)

Net assets at June 30, 2011	1.000	$ (144,577)	1.000	$ (144,576)	2.000	$ (289,153)

Net assets at December 31, 2011	-	$ -	1,948.597	$ 1,539,942	1,948.597	$ 1,539,942

Increase (decrease) in net assets from operations:
Net investment (loss)		-		(144,628)		(144,628)
Net realized (loss) from investments		-		(30,534)		(30,534)
Net unrealized appreciation on investments		-		7,430		7,430

Net (decrease) in net assets resulting from operations		-		(167,732)		(167,732)

Capital contributions	-	-	407.914	367,899	407.914	367,899
Redemptions	-	-	(664.486)	(557,130)	(664.486)	(557,130)
Total (decrease) in net assets	-	-	(256.572)	(356,963)	(256.572)	(356,963)

Net assets at June 30, 2012	-	$ -	1,692.025	$ 1,182,979	1,692.025	$ 1,182,979

The accompanying notes are an integral part of the financial statements. F-7

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (167,732)	$ (30,847)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,667	4,481
Unrealized (appreciation) on investments	(7,430)	-
Increase (decrease) in accounts payable and accrued liabilities	4,489	(920)
Net cash (used in) operating activities	(167,006)	(27,286)

Cash Flows from Financing Activities

Increase in due to related parties	-	27,350
Proceeds from sale of units	367,899	-
Redemptions paid	(336,370)	-

Net cash provided by financing activities	31,529	27,350

Net increase (decrease) in cash and cash equivalents	(135,477)	64

Cash and cash equivalents, beginning of period	1,551,960	405

Cash and cash equivalents, end of period	$ 1,416,483	$ 469

End of period cash and cash equivalents consists of:

Cash at broker	$ 944,194	$ 100
Cash and cash equivalents	472,289	369

Total cash and cash equivalents	$ 1,416,483	$ 469

The accompanying notes are an integral part of the financial statements. F-8

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

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

	As of June 30, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

		Balance		Per Unit Calculation
		June 30,	December 31,	June 30,	December 31,
		2012	2011	2012	2011
	Net Asset Value for financial reporting purposes	$ 1,182,979	$ 1,539,942	$ 699.15	$ 790.28

	Adjustment for initial offering costs	43,468	43,468	25.69	22.31
	Adjustment for other offering, organizational and operating expenses	179,683	213,465	106.19	109.55

	Net Asset Value for all other purposes	$ 1,406,130	$ 1,796,875	$ 831.03	$ 922.14

	Number of Units			1,692.025	1,948.597

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
June 30, 2012
(Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the six months ended June 30, 2012 and year ended December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

The Fund had no investments as of June 30, 2012. The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011.

Fair Value at December 31, 2011
	Description	Level 1	Level 2	Level 3	Total

	Exchange Traded - Futures Contracts	$ (7,430)	$ -	$ -	$ (7,430)
	Total	$ (7,430)	$ -	$ -	$ (7,430)

Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the members their allocable shares of the Fund’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s respective share of the Fund’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.

Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2012 or 2011.

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
June 30, 2012
(Unaudited)

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

A quarterly incentive fee of 20% of new net profits is paid to GT Capital.  In October 2011, the Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund.  For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined.  There were no incentive fees for the six months ended June 30, 2012 and 2011.

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
June 30, 2012
(Unaudited)

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

The Fund pays commissions to the Corporate Managing Member and FIC, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult.  Related party commissions and management fees were as follows:

	Commissions included in expenses:
		For The Six Months Ended June 30,
		2012	2011

	Corporate Managing Member	$ 23,390	$ -
	FIC	59,573	-
	Total commission expense to related parties	$ 82,963	$ -

	Commissions included in accrued expenses:
		June 30,	December 31,
		2012	2011

	FIC	$ 7,874	$ 3,347
	Corporate Managing Member	3,432	3,270
	Total accrued commissions payable to related parties	$ 11,305	$ 6,617

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
June 30, 2012
(Unaudited)

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at June 30, 2012 and December 31, 2011 were $1,416,483 and $1,551,960, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were none at June 30, 2012 and $26,901 at December 31, 2011. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

There were no open futures contracts at June 30, 2012. The net unrealized loss on open futures contract was $7,430 at December 31, 2011.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

7.	Trading Activities and Related Risks - Continued

The following tables discloses the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

				Asset Derivatives at	Liability Derivatives at
			Statement of Assets and	December, 31 2011	December, 31 2011
			Liabilities Location	Fair Value	Fair Value	Net
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (loss) on open futures contracts	$ -	$ (7,430)	$ (7,430)

Derivative Instruments
Statement of Operations

				For the three	For the six
			Line Item in the Statement of Operations	months ended	months ended
				June 30, 2012	June 30, 2012
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized (loss) from investments	$ 20,512	$ (30,136)

	Derivatives not designated as hedge instruments under ASC 815	Options on Futures	Net realized (loss) from investments	$ -	$ (398)

	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation on investments	$ 2,125	$ 7,430

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
June 30, 2012
(Unaudited)

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

Notional amounts are equivalent to the aggregate face value of the derivative financial instruments.  Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund’s exposure to credit or market risks.  The amounts exchanged are based on the notional amounts and other terms of the derivatives.

9.	Financial Instruments with Off-Balance Sheet Credit and Market Risk

All financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous.  As the instruments are recognized at fair value, those changes directly affect reported income.

Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments.  Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short.  Generally, financial instruments can be closed.  However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor’s investment strategies.

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

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

11.	Financial Highlights

		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	Performance per unit (1)

	Net unit value, beginning of period	$ 753.45	$ (136,619.77)	$ 790.28	$ (129,153.02)

	Net realized and unrealized (loss) from investments	(23.92)	-	(25.48)	-
	Expenses	(30.38)	(7,956.57)	(65.65)	(15,423.32)

	Net (decrease) for the period	(54.30)	(7,956.57)	(91.13)	(15,423.32)

	Net unit value at the end of the period	$ 699.15	$ (144,576.34)	$ 699.15	$ (144,576.34)

	Net assets at the end of the period ($000)	$ 1,183	$ (289)	$ 1,183	$ (289)

	Total return (2)	(7.21)%	(5.82)%	(11.53)%	(11.94)%

	Number of units outstanding at the end of the period	1,692.025	2.000	1,692.025	2.000

	Supplemental Data
	Ratio to average net assets (3)
	Net investment (loss)	(17.46)%	(23.30)%	(17.90)%	(23.88)%
	Expenses	(17.46)%	(23.30)%	(17.90)%	(23.88)%

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

	(2) Not annualized

	(3) Annualized.

TriView Global Fund, LLC
Affirmation of the Commodity Pool Operator
For the Six Months Ended June 30, 2012 and 2011

*******************************************************************************************************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult
Michael Pacult
President, Triview Capital Management, Inc.
Managing Member
TriView Global Fund, LLC

