Form 10-Q/A
period 2012-06-30
TriView Global Fund, LLC
filed 2012-08-24
CIK 1305631

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable

                               EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of TriView Global Fund, LLC (the "Fund") for the quarter ended June 30, 2012 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on August 20, 2012. The Amendment is being filed to submit Exhibit 101.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A for the period ended June 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:
 			TriView Global Fund, LLC
			By TriView Capital Management, Inc.
			Its Managing Member


			By: 	/s/ Michael Pacult
			Mr. Michael Pacult
			Sole Director, Sole Shareholder,
			President, and Treasurer of the Managing Member
Date:  August 24, 2012