Form 10-Q
period 2012-09-30
TriView Global Fund, LLC
filed 2012-11-23
CIK 1305631

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2012 are attached hereto and made a part hereof.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member allocates a substantial portion of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made. As of the date of this Report, the Fund maintained approximately 89% of its total assets on deposit with the FCM, and 10% in cash and cash equivalents, including Fund bank accounts and the Wells Fargo 100% Treasury money market fund.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333.  As of September 30, 2012, aggregate subscriptions were $2,523,271.  Because the Fund was not operational prior to July 7, 2011, the Fund believes it would be misleading to compare the financial results for the three and nine months ended September 30, 2012 with the similar prior year period.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's initial net asset value (NAV) per Unit of $1,000 decreased to $922.14, a loss of (7.79)%, from the commencement of operations into year end December 31, 2011, and it decreased a further (18.68)% in the nine months ended September 30, 2012.  The losses were as a result of a combination of trading losses (see below) and operational expenses, the latter of which were $(121,966) for the commencement of operations into year end December 31, 2011 and $(194,828) for the nine months ended September 30, 2012, of which $(50,198) were incurred in the three months ended September 30, 2012.  From the commencement of operations into year end December 31, 2011, the Fund's net assets increased to $1,796,875, primarily as a result of capital contributions by Members of $2,155,371.  Despite $367,899 in capital contributions in the nine months ended September 30, 2012, the Fund's net assets decreased to $715,040 by the end of the period, primarily due to redemptions of $(1,126,550) and aforementioned operational expenses.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to GT on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark.  See Note 5 to the financial statements herein for the current incentive fees.  Trading profits (losses) from the commencement of operations to December 31, 2011 were $35,300, and they were $(80,020) in the nine months ended September 30, 2012.  GT was paid an incentive fee of $2,438 as of December 31, 2012, but was not paid any incentive fee in 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

TriView Global Fund, LLC

By TriView Capital Management, Inc.

Its Managing Member

By:

/s/ Michael Pacult

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the Managing Member

Date:  November 19, 2012

TRIVIEW GLOBAL FUND, LLC
(A Delaware Limited Liability Company)

QUARTERLY REPORT

September 30, 2012

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

F-1

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Members of
TriView Global Fund, LLC
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, Limited Liability Company as of September 30, 2012, and the related statements of operations for the three and nine months ended September 30, 2012 and 2011, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2012 and 2011.  These financial statements are the responsibility of the Company's management.

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
November 12, 2012

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
Phone: (847) 913-5400 * Fax: (847) 913-5435

F-2

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Assets and Liabilities
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets

Equity in broker trading accounts

Cash at broker	$ 481,339	$ 1,255,856
Net unrealized (loss) on open futures contracts	-	(7,430)
Total equity in broker trading accounts	481,339	1,248,426

Cash and cash equivalents	56,958	296,104
Prepaid expenses	4,324	12,314
Total assets	542,621	1,556,844

Liabilities

Member redemptions payable	18,749	-
Accounts payable and accrued liabilities	17,426	16,902
Total liabilities	36,175	16,902

Net assets	$ 506,446	$ 1,539,942

Analysis of net assets

Non-managing members	$ 506,446	$ 1,539,942
Managing members	-	-

Net assets (equivalent to $531.13 and $790.28 per unit)	$ 506,446	$ 1,539,942

Membership units outstanding

Non-managing member units outstanding	953.521	1,948.597
Managing members units outstanding	-	-

Total membership units outstanding	953.521	1,948.597

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

The accompanying notes are an integral part of the financial statements. F-4

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Investment income
Interest income	$ -	$ 5	$ 3	$ 5
Total investment income	-	5	3	5

Expenses
Commission expense	27,723	19,162	121,285	19,162
Management fees	3,234	8,556	11,396	8,556
Professional fees	14,700	18,750	48,200	38,105
Other operating expenses	4,541	2,651	13,947	14,142
Total expenses	50,198	49,119	194,828	79,965

Net investment (loss)	(50,198)	(49,114)	(194,825)	(79,960)

Realized and unrealized gain (loss) from investments and foreign currency
Net realized (loss) from:
Investments	(56,915)	(4,658)	(87,450)	(4,658)
Foreign currency translation	-	(3,702)	-	(3,702)
Net realized (loss) from investments and foreign currency transactions	(56,915)	(8,360)	(87,450)	(8,360)

Net unrealized appreciation on investments	-	-	7,430	-

Net realized and unrealized (loss) from investments
and foreign currency transactions	(56,915)	(8,360)	(80,020)	(8,360)

Net (decrease) in net assets resulting from operations	$ (107,113)	$ (57,474)	$ (274,845)	$ (88,320)

Net (decrease) per unit (for a single unit outstanding during the period)
Managing and non-managing member unit	$ (168.02)	$ (14.48)	$ (259.15)	$ (15,437.80)
The accompanying notes are an integral part of the financial statements. F-5

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,
	2012		2011
	Units	Net Assets	Units	Net Assets

(Decrease) in net assets from operations
Net investment (loss)		$ (194,825)		$ (79,960)
Net realized (loss) from investments and foreign currency transactions		(87,450)		(8,360)
Net unrealized appreciation on investments		7,430		-
Net (decrease) in net assets resulting from operations		(274,845)		(88,320)

Capital contributions from members	407.914	367,899	1,591.250	1,580,214
Redemptions by members	(1,402.990)	(1,126,550)	(2.000)	(1,986)
Total increase (decrease) in net assets	(995.076)	(1,033,496)	1,589.250	1,489,908

Net assets at the beginning of the period	1,948.597	1,539,942	2.000	(258,306)
Net assets at the end of the period	953.521	$ 506,446	1,591.250	$ 1,231,602

The accompanying notes are an integral part of the financial statements. F-6

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (274,845)	$ (88,320)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	7,990	(13,402)
Unrealized (appreciation) on investments	(7,430)	-
Increase in accrued commissions payable	-	10,146
Increase in accrued management fees	-	915
Increase in accounts payable and accrued liabilities	524	142
Net cash (used in) operating activities	(273,761)	(90,519)

Cash Flows from Financing Activities

(Decrease) in due to related parties	-	(196,695)
Proceeds from sale of units	367,899	1,580,214
Redemptions paid	(1,107,801)	-

Net cash provided by (used in) financing activities	(739,902)	1,383,519

Net increase (decrease) in cash and cash equivalents	(1,013,663)	1,293,000
Cash and cash equivalents, beginning of period	1,551,960	405
Cash and cash equivalents, end of period	$ 538,297	$ 1,293,405

End of period cash and cash equivalents consists of:

Cash at broker	$ 481,339	$ 1,211,735
Cash and cash equivalents	56,958	81,670

Total cash and cash equivalents	$ 538,297	$ 1,293,405

The accompanying notes are an integral part of the financial statements. F-7

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
September 30, 2012
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

	As of September 30, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

		Balance		Per Unit Calculation
		September 30,	December 31,	September 30,	December 31,
		2012	2011	2012	2011
	Net Asset Value for financial reporting purposes	$ 506,446	$ 1,539,942	$ 531.13	$ 790.28

	Adjustment for initial offering costs	43,468	43,468	45.59	22.31
	Adjustment for other offering, organizational and operating expenses	165,126	213,465	173.17	109.55

	Net Asset Value for all other purposes	$ 715,040	$ 1,796,875	$ 749.89	$ 922.14

	Number of Units			953.521	1,948.597

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
September 30, 2012
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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the nine months ended September 30, 2012 and year ended December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

The Fund had no investments as of September 30, 2012. The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011.

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

Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash used in operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2012 or 2011.

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
September 30, 2012
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

A quarterly incentive fee of 20% of new net profits is paid to GT Capital.  In October 2011, the Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund.  For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined.  There were no incentive fees for the nine months ended September 30, 2012 and 2011.

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
September 30, 2012
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

Due to related parties at September 30, 2011 and December 31, 2010 consisted of amounts due to the Corporate Managing Member, TriView Capital Management, Inc., FIC, and Michael Pacult, President of FIC, the Corporate Managing Member and TriView Capital Management, Inc.  The balances result from offering, organizational and operating costs paid by the related parties on behalf of the Fund and cash advances.  These amounts bear no interest or due dates and are unsecured.  The following balances were outstanding as of September 30, 2012 and December 31, 2010:

The Fund pays commissions to the Corporate Managing Member and FIC.  These related parties are 100% and 50%, respectively, owned by Michael Pacult.  Related party commissions and management fees were as follows:

	Commissions included in expenses:
		For The Nine Months Ended September 30,
		2012	2011

	Corporate Managing Member	$ 30,321	$ 2,750
	FIC	77,877	13,344
	Total related party expenses	$ 108,198	$ 16,094

	Management fees included in expenses:
		For The Nine Months Ended September 30,
		2012	2011

	Corporate Managing Member	$ -	$ 5,706
	Total related party expenses	$ -	$ 5,706

	Commissions included in accrued expenses:
		September 30,	December 31,
		2012	2011

	Corporate Managing Member	$ 1,568	$ 3,270
	FIC	4,256	3,347
	Total accrued commissions payable to related parties	$ 5,824	$ 6,617

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
September 30, 2012
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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at September 30, 2012 and December 31, 2011 was $538,297 and $1,551,960, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were none at September 30, 2012 and $26,901 at December 31, 2011. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

There were no open futures contracts at September 30, 2012. The net unrealized loss on open futures contract was $7,430 at December 31, 2011.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)

7.	Trading Activities and Related Risks - Continued

The following tables discloses the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

				Asset Derivatives at	Liability Derivatives at
			Statement of Assets and Liabilities Location	December, 31 2011 Fair Value	December, 31 2011 Fair Value	Net
				Fair Value	Fair Value	Net
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (loss) on open futures contracts	$ -	$ (7,430)	$ (7,430)

Derivative Instruments
Statement of Operations
				For the three	For the nine
			Line Item in the Statement Operations	months ended	months ended
			of Operations	September 30,2012	September 30,2012
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized (loss) from investments and foreign currency transactions	$ (56,915)	$ (87,052)

	Derivatives not designated as hedge instruments under ASC 815	Options on Futures	Net realized (loss) from investments and foreign currency transactions	$ -	$ (398)

	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation on investments	$ -	$ 7,430

				For the three	For the nine
			Line Item in the Statement	months ended	months ended
			of Operations	September 30,2011	September 30,2011
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized (loss) from investments and foreign currency transactions	$ (12,300)	$ (12,300)

	Derivatives not designated as hedge instruments under ASC 815	Options on Futures	Net realized (loss) from investments and foreign currency transactions	$ 3,940	$ 3,940

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
September 30, 2012
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

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
September 30, 2012
(Unaudited)

11.	Financial Highlights

		Three Months Ended September 30,			Nine Months Ended September 30,
		2012	2011		2012	2011
	Performance per unit (1)

	Net unit value, beginning of the period	$ 699.15	$ (144,576.34)		$ 790.28	$ (129,153.02)

	Expenses		-			(15,423.32)
	Net (decrease) prior to commencement
	of operations (July 7, 2011)		-			(15,423.32)

	Reallocation of initial offering costs (see footnote 2)		145,576.34			145,576.34

	Net unit value, initial subscription		1,000.00			1,000.00

	Absorption of initial offering costs (see footnote 2)		(211.54)			(211.54)

	Net unit value, commencement of operations (July 7, 2011)		788.46			788.46

	Net realized and unrealized gain (loss) from investments	(131.13)	19.35		(156.61)	19.35
	Net investment (loss)	(36.89)	(33.83)		(102.54)	(33.83)
	Net (decrease) after commencement of operations	(168.02)	(14.48)		(259.15)	(14.48)

	Net unit value at the end of the period	$ 531.13	$ 773.98		$ 531.13	$ 773.98

	Net assets at the end of the period ($000)	$ 506	$ 1,232		$ 506	$ 1,232

	Total return (2)	(24.03)%	(22.60)%	(3)	(32.79)%	(22.60)%	(3)

	Number of units outstanding at the end of the period	953.521	1,591.250		953.521	1,591.250

	Supplemental Data
	Ratio to average net assets (4)
	Net investment (loss)	(25.27)%	(18.17)%	(3)	(19.52)%	(18.17)%	(3)
	Expenses	(25.27)%	(18.17)%	(3)	(19.52)%	(18.17)%	(3)

Total return was calculated based on the change in value of a unit during the period.  Net realized and unrealized gain (loss) from investments is a balancing amount necessary to reconcile the change in net unit value.  An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

	(1) Investment income and expenses and net realized and unrealized gains and (losses) on future transactions are calculated based on a single unit outstanding during the period.

	(2) Not annualized

	(3) Total return and ratios were calculated for the trading period of July 7, 2011 through September 30, 2011.

	(4) Annualized

TriView Global Fund, LLC
Affirmation of the Commodity Pool Operator
For the Nine Months Ended September 30, 2012 and 2011

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

