Form 10-K
period 2012-12-31
TriView Global Fund, LLC
filed 2013-04-01
CIK 1305631

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended  12-31-2012

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission file number  333-119655

TRIVIEW GLOBAL FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware

20-1689686

State or other jurisdiction of

(I.R.S. Employer

incorporation or organization

Identification No.)

505 Brookfield Drive, Dover, DE

19901

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:      (800) 331-1532

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ] N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X] (Do not check if a smaller reporting company)  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.:  Not applicable.  There is no market for the Units of Membership Interests and none is expected to develop.  This is a commodity pool.  The Units are registered to permit the initial sale of Units at month end net asset value.

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

The Managing Member, in its sole discretion, selects CTAs and their allocation of equity, from time to time.  The trades for the Fund are selected and placed with the futures commission merchant (“FCM”), i.e., clearing broker, for the account of the Fund by one or more CTAs selected, from time to time, by the Managing Member of the Fund.  The books and records of the trades placed by the CTAs in the Fund’s trading accounts are kept and available for inspection by the Members at the office of the corporate Managing Member, 5914 N. 300 West, Fremont, IN 46737.  The Fund Operating Agreement is included as Appendix A to the Prospectus delivered to the prospective investors and filed as part of the Registration Statement.  The Operating Agreement defines the terms of operation of the Fund and is incorporated herein by reference.  See Subsequent Events at the end of this section.

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

During the periods covered by this report, the CTA selected to trade on behalf of the Fund was GT Capital CTA (see Subsequent Events, below), which was paid a 1% management fee on Fund assets allocated to it to trade, along with a 20% incentive fee on New Net Profit, as that term is defined in the Fund’s prospectus.  The Managing Member allocated approximately 50% of trading assets to each of two programs traded by the CTA. For purposes of calculating the incentive fee, the performance of both programs are netted during each quarterly incentive fee period such that the trading advisor is only paid an incentive fee when the performance considering both programs is net positive.

Upon the commencement of business, the Fund began to reimburse the managing member and its affiliates for offering and organizational of $291,153, though payment will not exceed 15% of gross subscription proceeds at any time. Such expenses are amortized by the Fund over 60 months on a straight line basis, or paid off sooner at the managing member’s discretion.

Through August 31, 2011, the Fund paid the corporate managing member a 2.5% annual management fee calculated on the prior month-end net assets, and pay brokerage commissions to the affiliated introducing broker of $15 per round turn. Beginning September 1, 2011, the aforementioned fees were no longer paid. Instead, the Fund pays fixed annual brokerage commissions of 10%, calculated on the prior month-end net assets, with 2.5% to the corporate managing member and 7.5% to the introducing broker, paid monthly. In its July 6, 2011 prospectus, the managing member had estimated the round turn brokerage of $15 would approximate 7.5% annually of Fund net assets. Accordingly, the managing member does not believe the total fees charged to the Fund changed. There is a twelve month lock-in commencing from the date an investment is admitted to the Fund.  See Subsequent Events, below.

Subsequent Events:  On January 2, 2013, the Managing Member provided notice to Members of the following operational changes to the Fund as of that date.  The Fund's Advisory Agreement with GT Capital CTA was terminated and GT no longer serves as a Commodity Trading Advisor ("CTA") to the Fund.  Stenger Capital Management, LLC ("Stenger"), an independent registered CTA, now serves as the Fund's sole trading advisor, and the Managing Member has directed it to trade its Diversified Trading Program on behalf of the Fund.  Stenger is paid a 0.8% management fee calculated on the month-end net assets allocated to it by the Fund to trade, along with a 16% monthly incentive fee on New Net Profits, as that term is defined in the Fund's disclosure document.  The Managing Member reserves the right (i) to allow the CTA to trade notionally up to three times (3x) leverage and (ii) to reduce the CTA's leverage to as little as half (0.5x).  The CTA's management fee will fluctuate with the leverage amount from a minimum of 0.4% (for 0.5x leverage) to up to 2.4% (for 3x leverage).  The decision by the Managing Member to allow notional trading was based, in part, upon the CTA's low historical drawdown over its thirty month trading history.  However, past performance is not necessarily indicative of future results.  ADM Investor Services, Inc. will be engaged as a futures commission merchant (FCM), in addition to Vision Financial Markets LLC, which will be retained.  The Fund no longer pays the 10% annual fixed brokerage commissions.  Instead, the Fund will pay brokerage commissions of $11 per round turn for domestic trades plus actual commissions for foreign trades, if any.  From this, all brokerage, exchange, account and NFA fees will be paid to the FCMs, with the balance to the introducing broker.  The Managing Member estimates that the new per round turn fee arrangement will equal up to 6% annually of Fund net assets if the maximum of three times leverage were employed with the CTA.  The Fund will pay a 5% annual management fee to the Managing Member, paid monthly, calculated on month-end Fund net assets.

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

You should carefully consider all the information we have included or incorporated by reference in this Report and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Report.  Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Any FCM selected by the Managing Member must be registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity FCM.  The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the CTAs in the commodity markets.  As of the period end covered by this report, the Fund maintained approximately: 75% of its assets at the futures commission merchant (FCM) to be available for trading by the trading advisor, 9% in a cash management fund that invests only in U.S. Treasurys and has high liquidity, and 16% in the Fund’s bank accounts to pay expenses and redemptions.  All such accounts are held in the name of the partnership and not commingled with those of any other entity.  The Fund also reserves the right to invest in T-Bills held with the US Department of Treasury.  The Fund expects to maintain a substantial portion of our net assets in segregation with the FCM for trading by the trading advisor.

Item 3.  Legal Proceedings

There have been no reportable legal proceedings against the Fund, its Managing Member, the CTA, the IB or any of their Affiliates, directors or officers.

The FCMs have had the following described reportable events, none of which, in their respective opinions, is material to their performance on behalf of the Fund’s accounts:

Vision Financial Markets LLC.  On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a).  The alleged activities occurred prior to 2009.  Without admitting or denying the findings in the Committee’s Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs.  Vision undertook to implement revised procedures for supervising GIBs within 6 months.

ADM Investor Services, Inc.  There have been no administrative or criminal actions, whether pending or concluded, against ADM or any of its individual principals during the past five years which would be considered "material" as that term is defined in Section 4.24(l)(2) of the Regulations of the Commodity Futures Trading Commission, except the CFTC Order entered on March 26, 2009. In this order, the CFTC finds that during 2002 to 2004, ADM lacked adequate procedures concerning post execution allocation of bunched orders and that it allowed an account manager to carry out post-execution allocations from one or more days after the day the trades were executed and that it failed to maintain certain records to identify orders subject to post execution allocation. The order imposes a remedial sanction of $200,000 and requires ADM to implement enhanced procedures for post execution allocation of trades.

The FCMs act only as clearing brokers for the Fund’s futures accounts and are paid commissions for executing and clearing trades. The FCMs have not passed upon the adequacy or accuracy of the Fund’s prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCMs in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCMs have represented to the Managing Member that that none of the events reported above would interfere with its performance as a clearing brokers for the Fund’s accounts.

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

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected.  The Members must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund.  See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Member’s capital account.

Following is a summary of certain financial information for the Registrant for the previous five years through December 31, 2012, presented with the caveat that the Registrant only commenced its business of trading futures in the third quarter of 2011.

	For the Years Ended December 31,
	2012	2011		2010	2009	2008
Performance per unit (1)

Net unit value, beginning of the year	$ 790.28	$ (129,153.02)		$ (98,218.00)	$ (79,916.00)	$ (58,837.00)

Investment income	-	-		10,000.00	-	-
Expenses	-	(15,423.32)		(40,935.02)	(18,302.00)	(21,079.00)
Net increase (decrease) prior to commencement
of operations (July 7, 2011)	-	(15,423.32)		(30,935.02)	(18,302.00)	(21,079.00)

Reallocation of initial offering costs	-	145,576.34	(5)

Net unit value, initial subscription	-	1,000.00

Absorption of initial offering costs	-	$ (211.54)	5)

Net unit value, commencement of operations (July 7, 2011)	-	788.46

Net realized and unrealized gain from
investments and foreign currency	(41.85)	75.22
Expenses	(231.62)	(73.40)
Net increase after commencement
of operations	(273.47)	1.82

Net unit value at the end of the year	$ 516.81	$ 790.28		$ (129,153.02)	$ (98,218.00)	$ (79,916.00)

Net assets at the end of the year ($000)	$ 586	$ 1,540		$ (258)	$ (196)	$ (160)

Total return before incentive fee	(34.60)%	(20.85)%	(2)(4)	(31.50)%	(22.90)%	(35.83)%
Incentive fee	-	(0.12)%	(2)(4)	-	-	-
Total return after incentive fee	(34.60)%	(20.97)%		(31.50)%	(22.90)%	(35.83)%

Number of units outstanding at the end of the year	1,133.233	1,948.597		2.000	2.000	2.000

Supplemental Data
Ratio to average net assets
Net investment (loss) before incentive fee	(21.41)%	(20.22)%	(2)(3)	(27.15)%	(22.90)%	(35.83)%
Incentive fee	-	(0.20)%	(2)(4)	-	-	-
Net investment (loss) after incentive fee	(21.41)%	(20.42)%		(27.15)%	(22.90)%	(35.83)%

Expenses before incentive fee	(21.41)%	(20.22)%	(2)(3)	(35.93)%	(22.90)%	(35.83)%
Incentive fee	-	(0.20)%	(2)(4)	-	-	-
Expenses after incentive fee	(21.41)%	(20.42)%		(35.93)%	(22.90)%	(35.83)%

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

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2012 and 2011.

	2012				2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total Investment Gain	(45,741)	22,637	(56,915)	1,406	0	0	(8,360)	43,660

Net Income (Loss)	(124,150)	(43,582)	(107,113)	(54,732)	(14,934)	(15,913)	(57,474)	(29,191)

Net Income (Loss) per limited partnership unit*	(36.83)	(54.30)	(168.02)	(14.32)	(7,466.75)	(7,956.57)	(14.48)	16.30

Net Income (Loss) per general partnership unit (if any)*	-	-	-	-	(7,466.75)	(7,956.57)	0.00	0.00

Net asset value per partnership unit at the end of period.	753.45	699.15	531.13	516.81	(136,619.77)	(144,576.34)	773.98	790.28

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

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through resale of Units once issued or borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s commodity futures trading operations, the Fund’s assets are expected to be highly liquid.

See Item 2 of this Report for a description of where Fund assets will be held.  Investors should note that maintenance of the Fund’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and options on futures contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the Managing Member or any affiliated entities.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333.  As of December 31, 2012, aggregate subscriptions were $2,761,531.  Because the Fund was not operational prior to July 7, 2011, the Fund believes it would be misleading to compare the year ended 2012 to the full years ended 2011 and 2010.  Also, see Subsequent Events in Part I, Item 1 of this report.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's initial net asset value (NAV) per Unit of $1,000 decreased to $922.14, a loss of (7.79)%, from the commencement of operations into year end December 31, 2011 (the “Partial Year 2011”); and, during the year 2012, it decreased to $687.92, a loss of (25.40)%.  During both periods, the losses were primarily as a result of operational expenses, which were $(121,966) in the Partial Year 2011 and $(250,964) in 2012.  During the Partial Year 2011, the Fund's net assets increased to $1,796,875, primarily as a result of capital contributions by Members of $2,155,371, offset partially by redemptions of $(239,611).  During 2012, the Fund’s net assets decreased to $585,664, primarily as a result of redemptions of $(1,225,860), offset partially by capital contributions of $601,159.

Going forward, any positive revenue is expected to be primarily derived from the trading of the trading advisor until short term interest rates rise and contribute non-negligibly.  The trading advisor’s objective is to achieve appreciation of the Fund's assets through speculative trading in futures contracts and options on futures contracts. There is no representation being made that the trading programs offered by the trading advisor will be successful in achieving this goal.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and options on futures contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Members would realize a 100% loss. The Fund, the Managing Member and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements included in this report, were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 and are provided beginning on page F-1.  The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6, Selected Financial Data.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Member to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Managing Member’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management’s Annual Report on Internal Control over Financial Reporting

The Managing Member is responsible for establishing and maintaining adequate internal control over the Fund’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Managing Member’s internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund’s financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with authorizations of the Managing Member’s management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the Fund’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public.  All Fund money is on deposit either with a bank, in T-Bills on deposit with the US Treasury, in a 100% Treasury money market fund or a futures commission merchant.  There is an audit trail produced by all.  A certified public accountant prepares the monthly financial statements.  The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month.  All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year.  The Fund maintains its subscription agreements and other records for six years.

The management of the Managing Member assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, the

Managing Member’s internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware limited liability company which acts through its corporate Managing Member.  Accordingly, the Registrant has no Directors or Executive Officers.

The Managing Members of the Registrant are TriView Capital Management, Incorporated, a Delaware corporation, and Michael P. Pacult.  The Managing Members are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Michael Pacult, age 68, is the sole shareholder, director, registered principal and executive officer of the corporate Managing Member.  The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.  Mr. Pacult is also a registered representative with Futures Investment Company, the affiliated broker dealer which conducts the “best efforts” offering of the Units.

There has never been a material administrative, civil or criminal action brought against the Fund, the Managing Member or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the Managing Member of the Fund, has determined that he qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission.  He is not independent of management.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  None

(b)  As of December 31, 2012, neither the individual nor corporate Managing Member owned any Units of Membership Interests.

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

Item 14.  Principal Accountant Fees and Services.

 (1)

Audit Fees

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2012 and 2011 were $19,500 and $17,500, respectively.

(2)

Audit Related Fees

None

(3)

Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services for the years ended December 31, 2012 and 2011 were $2,500 and $2,500, respectively.

(4)

All Other Fees

None

(5)

The Board of Directors of TriView Capital Management, Inc., Managing Member of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

(6)

Close to 100% of the hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.  However, all work performed was supervised by a full-time permanent employee.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

 (a)

The following documents are filed as part of this report:

1. All Financial Statements

The Financial Statements begin on page F-1 of this report.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund’s Registration Statement on Form S-1, and all amendments at file No. 333-119655 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302

32.2 Certification of CEO and CFO pursuant to Section 906

(b)

 Exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

TriView Global Fund, LLC

By TriView Capital Management, Inc.

Its Managing Member

Date: April 1, 2013

By: /s/ Michael Pacult

Mr. Michael P. Pacult

Sole Director, Sole Shareholder

President and Treasurer

TRIVIEW GLOBAL FUND, LLC
(A Delaware Limited Liability Company)

ANNUAL REPORT

December 31, 2012

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

F-1

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Members of
TriView Global Fund, LLC

We have audited the accompanying statements of assets and liabilities of TriView Global Fund, LLC  (a Delaware limited liability company) as of December 31, 2012 and 2011, including the condensed schedule of investments as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriView Global Fund, LLC as of December 31, 2012 and 2011, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2012 are in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 18, 2013

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
Phone: (847) 913-5400 * Fax: (847) 913-5435 F-2

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Assets and Liabilities
December 31, 2012 and 2011

	2012	2011

Assets

Equity in broker trading accounts

Cash at broker	$ 480,129	$ 1,255,856
Net unrealized (loss) on open futures contracts	-	(7,430)
Total equity in broker trading accounts	480,129	1,248,426

Cash and cash equivalents	157,533	296,104
Prepaid expenses	380	12,314
Total assets	638,042	1,556,844

Liabilities

Accounts payable and accrued liabilities	36,576	16,902
Redemption payable	15,802	-
Total liabilities	52,378	16,902

Net assets	$ 585,664	$ 1,539,942

Analysis of net assets

Non-managing members	$ 585,664	$ 1,539,942
Managing members	-	-

Net assets (equivalent to $516.81 and $790.28 per unit)	$ 585,664	$ 1,539,942

Membership units outstanding

Non-managing member units outstanding	1,133.233	1,948.597
Managing members units outstanding	-	-

Total membership units outstanding	1,133.233	1,948.597

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

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010

	2012		2011		2010

Investment income

Interest income	$ 3		$ 6		$ -
Other income	-		-		20,000
Total investment income	3		6		20,000

Expenses

Commission expense	139,827		60,295		-
Management fees	12,277		12,103		-
Incentive fees	-		2,438		-
Professional fees	74,350		64,855		45,006
Other operating expenses	24,513		13,127		36,864
Total expenses	250,967		152,818		81,870

Net investment (loss)	(250,964)		(152,812)		(61,870)

Realized and unrealized gain (loss) from investments and foreign currency

Net realized gain (loss) from:
Investments	(86,043)		46,297		-
Foreign currency translation	-		(3,567)		-
Net realized gain (loss) from investments and foreign currency transactions	(86,043)		42,730		-

Net unrealized appreciation (depreciation) on investments	7,430		(7,430)		-

Net realized and unrealized gain (loss) from investments and foreign currency	(78,613)		35,300		-

Net (decrease) in net assets resulting from operations	$ (329,577)		$ (117,512)		$ (61,870)

Net increase (decrease) per unit
Managing and non-managing member unit	$ (273.47)	(1)	$ 1.82	(2)	$ (30,935.02)

(1) Net increase (decrease) per unit is presented for a single unit outstanding during the year.

(2) Net increase (decrease) per unit is presented for a single unit outstanding from commencement of operations (July 7, 2011) to December 31, 2011.

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Net Assets
For the Years Ended December 31, 2012, 2011 and 2010

	Member's Equity
	Managing		Non-Managing		Total

	Units	Net Assets	Units	Net Assets	Units	Net Assets

Net assets at December 31, 2009	1.000	$ (98,218)	1.000	$ (98,218)	2.000	$ (196,436)

(Decrease) in net assets from operations:
Net investment (loss)		(30,935)		(30,935)		(61,870)

Net (decrease) in net assets resulting from operations		(30,935)		(30,935)		(61,870)

Net assets at December 31, 2010	1.000	(129,153)	1.000	(129,153)	2.000	(258,306)

(Decrease) in net assets from operations:
Net investment (loss)		(15,430)		(137,382)		(152,812)
Net realized gain (loss) from investments and foreign currency transactions		-		42,730		42,730
Net unrealized (depreciation) on investments		-		(7,430)		(7,430)

Net (decrease) in net assets resulting from operations		(15,430)		(102,082)		(117,512)

Capital contributions	-	-	2,203.674	2,155,371	2,203.674	2,155,371
Redemptions	(1.000)	(993)	(256.077)	(238,618)	(257.077)	(239,611)
Reallocation of initial offering costs		145,576		(145,576)		-
Total increase in net assets	(1.000)	144,583	1,947.597	1,771,177	1,946.597	1,915,760

Net assets at December 31, 2011	-	-	1,948.597	1,539,942	1,948.597	1,539,942

(Decrease) in net assets from operations:
Net investment (loss)		-		(250,964)		(250,964)
Net realized (loss) from investments		-		(86,043)		(86,043)
Net unrealized appreciation on investments		-		7,430		7,430

Net (decrease) in net assets resulting from operations		-		(329,577)		(329,577)

Capital contributions	-	-	724.646	601,159	724.646	601,159
Redemptions	-	-	(1,540.010)	(1,225,860)	(1,540.010)	(1,225,860)
Total increase in net assets	-	-	(815.364)	(624,701)	(815.364)	(624,701)

Net assets at December 31, 2012	-	$ -	1,133.233	$ 585,664	1,133.233	$ 585,664

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (329,577)	$ (117,512)	$ (61,870)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	11,934	(7,833)	2,309
Unrealized (appreciation) depreciation on investments	(7,430)	7,430	-
Increase (decrease) in accounts payable and accrued liabilities	19,674	15,982	(2,897)
Net cash (used in) operating activities	(305,399)	(101,933)	(62,458)

Cash Flows from Financing Activities

Increase (decrease) in due to related parties	-	(262,272)	62,500
Proceeds from sale of units, net of sales commissions	601,159	2,155,371	-
Redemptions paid	(1,210,058)	(239,611)	-

Net cash provided by financing activities	(608,899)	1,653,488	62,500

Net increase (decrease) in cash and cash equivalents	(914,298)	1,551,555	42

Cash and cash equivalents, beginning of year	1,551,960	405	363

Cash and cash equivalents, end of year	$ 637,662	$ 1,551,960	$ 405

End of year cash and cash equivalents consists of:

Cash at broker	$ 480,129	$ 1,255,856	$ -
Cash and cash equivalents	157,533	296,104	405

Total cash and cash equivalents	$ 637,662	$ 1,551,960	$ 405

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2012

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

	As of December 31, 2012 and December 31, 2011, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

		Balance		Per Unit Calculation
		December 31,	December 31,	December 31,	December 31,
		2012	2011	2012	2011
	Net Asset Value for financial reporting purposes	$ 585,664	$ 1,539,942	$ 516.81	$ 790.28

	Adjustment for initial offering costs	43,468	43,468	38.36	22.31
	Adjustment for other offering, organizational and operating expenses	150,442	213,465	132.75	109.55

	Net Asset Value for all other purposes	$ 779,574	$ 1,796,875	$ 687.92	$ 922.14

	Number of Units			1,133.233	1,948.597

Registration Costs - Costs incurred for the initial filings with SEC, FINRA and the states where the offering is expected to be made are included in the offering expenses and, accordingly, are accounted for as described above under "Offering Expenses and Organizational Costs".

Revenue Recognition - Futures and other investments are recorded on the trade date and will be reflected in the statement of operations at the difference between the original contract amount and the fair value on the last business day of the reporting period.

	Fair value of futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

	Interest income will be recognized when it is earned.

Other Income - Other income in 2010 consisted of $20,000 of offering and organizational costs which were previously incurred, but were subsequently absorbed in accordance with the S-1, which was approved by the SEC on August 10, 2010.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2012

2.	Significant Accounting Policies - Continued

Fair Value Measurement and Disclosures - Accounting Standards Codification ("ASC") 820, establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the year ended December 31, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

Derivative financial instruments, such as futures contracts, which are listed on a national exchange, are valued based on quoted prices from the exchange. To the extent these financial instruments are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011.  There were no investments as of December 31, 2012.

Fair Value at December 31, 2011
	Description	Level 1	Level 2	Level 3	Total

	Exchange Traded - Futures Contracts	$ (7,430)	$ -	$ -	$ (7,430)
	Total	$ (7,430)	$ -	$ -	$ (7,430)

Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2009 through 2012 tax years generally remain subject to examination for the U.S. federal and most state tax authorities.

Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash used in operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2012, 2011 or 2010.

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
December 31, 2012

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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end.  Subscriptions must be accepted or rejected by the Managing Member within five business days.  The investor also has five business days to withdraw his subscription.  Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account after the minimum to commence business has been raised and, thereafter, on the first business day of the month after the subscription is accepted.  Interest earned on the subscription funds will accrue to the account of the investor. FIC, as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the year ended December 31, 2012, selling commissions earned by FIC were $14,000.

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

A quarterly incentive fee of 20% of new net profits paid to GT Capital.  In October 2011, the Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund.  For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined.  The incentive fee for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 were $0,  $2,438, and $0 respectively.

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
12/31/2012

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

The Fund pays commissions to the Corporate Managing Member and FIC, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult.  The Fund shares operating expenses with FIC. Related party transactions are as follows:

	Commissions included in expenses:	For The Year Ended December 31,
		2012	2011

	Corporate Managing Member	$ 34,957	$ 12,474
	FIC	91,034	40,958

	Management fees included in expenses:	For The Year Ended December 31,
		2012	2011

	Corporate Managing Member	$ -	$ 5,706

	Operating expenses shared with related party included in expenses:	For The Year Ended December 31,
		2012	2011

	FIC	$ 5,948	$ 3,721

	Commissions included in accrued expenses:	December 31,	December 31,
		2012	2011

	Corporate Managing Member	$ 3,146	$ 3,270
	FIC	9,294	3,347

	Accrued operating expenses shared with related party:	December 31,	December 31,
		2012	2011

	FIC	$ 5,948	$ -

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
December 31, 2012

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash and cash equivalents to satisfy these margin requirements. At December 31, 2012 and 2011, these totaled $637,662 and $1,551,960, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were none at December 31, 2012 and approximately $26,901 at December 31, 2011. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

There were no open futures contracts at December 31, 2012. The net unrealized loss on open futures contracts at December 31, 2011 was $7,430.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2012

7.	Trading Activities and Related Risks - Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

				Asset Derivatives at	Liability Derivatives at
			Statement of Assets and Liabilities Location	December, 31 2011	December, 31 2011
				Fair Value	Fair Value	Net
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (loss) on open futures contracts	$ -	$ (7,430)	$ (7,430)

Derivative Instruments
Statement of Operations

			Line Item in the Statement of Operations	For The Year Ended December 31,
				2012	2011
	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ (85,645)	$ 32,557

	Derivatives not designated as hedge instruments under ASC 815	Options on futures	Net realized gain (loss) from investments and foreign currency transactions	$ (398)	$ 10,173

	Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation (depreciation) on investments	$ 7,430	$ (7,430)

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
December 31, 2012

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

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Notes to the Financial Statements
December 31, 2012

11.	Financial Highlights
		For the Years Ended December 31,
		2012	2011		2010	2009	2008
	Performance per unit (1)

	Net unit value, beginning of the year	$ 790.28	$ (129,153.02)		$ (98,218.00)	$ (79,916.00)	$ (58,837.00)

	Investment income	-	-		10,000.00	-	-
	Expenses	-	(15,423.32)		(40,935.02)	(18,302.00)	(21,079.00)
	Net increase (decrease) prior to commencement
	of operations (July 7, 2011)	-	(15,423.32)		(30,935.02)	(18,302.00)	(21,079.00)

	Reallocation of initial offering costs	-	145,576.34	(5)

	Net unit value, initial subscription	-	1,000.00

	Absorption of initial offering costs	-	$ (211.54)	(5)

	Net unit value, commencement of operations (July 7, 2011)	-	788.46

	Net realized and unrealized gain from
	investments and foreign currency	(41.85)	75.22
	Expenses	(231.62)	(73.40)
	Net increase after commencement
	of operations	(273.47)	1.82

	Net unit value at the end of the year	$ 516.81	$ 790.28		$ (129,153.02)	$ (98,218.00)	$ (79,916.00)

	Net assets at the end of the year ($000)	$ 586	$ 1,540		$ (258)	$ (196)	$ (160)

	Total return before incentive fee	(34.60)%	(20.85)%	(2)(4)	(31.50)%	(22.90)%	(35.83)%
	Incentive fee	-	(0.12)%	(2)(4)	-	-	-
	Total return after incentive fee	(34.60)%	(20.97)%		(31.50)%	(22.90)%	(35.83)%

	Number of units outstanding at the end of the year	1,133.233	1,948.597		2.000	2.000	2.000

	Supplemental Data
	Ratio to average net assets
	Net investment (loss) before incentive fee	(21.41)%	(20.22)%	(2)(3)	(27.15)%	(22.90)%	(35.83)%
	Incentive fee	-	(0.20)%	(2)(4)	-	-	-
	Net investment (loss) after incentive fee	(21.41)%	(20.42)%		(27.15)%	(22.90)%	(35.83)%

	Expenses before incentive fee	(21.41)%	(20.22)%	(2)(3)	(35.93)%	(22.90)%	(35.83)%
	Incentive fee	-	(0.20)%	(2)(4)	-	-	-
	Expenses after incentive fee	(21.41)%	(20.42)%		(35.93)%	(22.90)%	(35.83)%

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
For the Years Ended December 31, 2012, 2011 and 2010

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