Form 10-Q
period 2013-03-31
TriView Global Fund, LLC
filed 2013-06-19
CIK 1305631

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

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

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended March 31, 2013 are attached hereto and made a part hereof.

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

On January 2, 2013, the Managing Member provided notice to Members of the following operational changes to the Fund as of that date. The Fund's Advisory Agreement with GT Capital CTA was terminated and GT no longer serves as a Commodity Trading Advisor ("CTA") to the Fund. Stenger Capital Management, LLC ("Stenger"), an independent registered CTA, now serves as the Fund's sole trading advisor, and the Managing Member has directed it to trade its Diversified Trading Program on behalf of the Fund. Stenger is paid a 0.8% management fee calculated on the month-end net assets allocated to it by the Fund to trade, along with a 16% monthly incentive fee on New Net Profits, as that term is defined in the Fund's disclosure document. The Managing Member reserves the right (i) to allow the CTA to trade notionally up to three times (3x) leverage and (ii) to reduce the CTA's leverage to as little as half (0.5x). The CTA's management fee will fluctuate with the leverage amount from a minimum of 0.4% (for 0.5x leverage) to up to 2.4% (for 3x leverage). The decision by the Managing Member to allow notional trading was based, in part, upon the CTA's low historical drawdown over its thirty month trading history. However, past performance is not necessarily indicative of future results. ADM Investor Services, Inc. will be engaged as a futures commission merchant (FCM), in addition to Vision Financial Markets LLC, which will be retained. The Fund no longer pays the 10% annual fixed brokerage commissions. Instead, the Fund will pay brokerage commissions of $11 per round turn for domestic trades plus actual commissions for foreign trades, if any. From this, all brokerage, exchange, account and NFA fees will be paid to the FCMs, with the balance to the introducing broker. The Managing Member estimates that the new per round turn fee arrangement will equal up to 6% annually of Fund net assets if the maximum of three times leverage were employed with the CTA. The Fund will pay a 5% annual management fee to the Managing Member, paid monthly, and calculated on month-end Fund net assets.

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

An Investment in the Fund Depends upon Redemption of Fund Units

The Fund Units are not traded and they have no market value. Liquidity of an investment in the Fund depends upon the credit worthiness of the exchanges, brokers, and third parties of off exchange traded futures that hold Fund equity or have a lien against Fund assets for payment of debts incurred. Those parties must honor their obligations to the Fund for the Fund to be able to obtain the return of its cash from the futures commission merchant that holds the Fund account. The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member allocates a substantial portion of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made. As of the date of this Report, the Fund maintained approximately 90.11% of its total assets on deposit with the FCM, and 9.27% in cash and cash equivalents, including Fund bank accounts and the Wells Fargo 100% Treasury money market fund.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333. As of March 31, 2013, aggregate subscriptions were $3,513,509.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's net asset value (NAV) per Unit decreased over the three months ended March 31, 2013, from $687.92 to $666.32, a loss of (3.14)%. Over the three months ended March 31, 2012, it decreased from $922.14 to $859.76, a loss of (6.76)%.

The losses were as a result of a combination of trading losses and operational expenses, the latter of which were $(58,259) and $(78,412) for the three months ended March 31, 2013 and 2012, respectively ((9.95)% and (5.09)% of beginning net assets of the periods, respectively). Trading profits (losses) were $27,542 and (45,741) over the same respective three month periods 4.70% and (2.97)% of beginning net assets of the periods, respectively).

Over the three months ended March 31, 2013 and 2012, respectively, the Fund’s net assets increased $578,799 and $177,793, respectively (98.83% and 11.55% of beginning net assets of the periods, respectively). The large increase over the three months ended March 31, 2013 was primarily due to capital contributions of $741,479, compared to $302,943 over the three months ended March 31, 2012 (126.60% and 19.67% of beginning net assets of the periods, respectively).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund’s 2012 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities

None

Item 4. (Removed and Reserved)

Not Applicable.

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

                  TriView Global Fund, LLC

By TriView Capital Management, Inc.

It’s Managing Member

By: __________________________________

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the

Managing Member

Date: June 3, 2013

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: ___________________________________

Michael Pacult

President of TriView Capital Management, Inc.

Managing Member of the Registrant

Date: June 3, 2013

EXHIBIT 32.01

CERTIFICATION BY CHIEF EXECUTIVE OFFICER &

CHIEF FINANCIAL OFFICER

I, Michael Pacult, the Chief Executive Officer and Chief Financial Officer of TriView Capital Management, Inc. as managing member of TriView Global Fund, LLC, certify that (i) the Form 10-Q for the period ended March 31, 2013 of TriView Global Fund, LLC fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended March 31, 2013 fairly presents, in all material respects, the financial condition and results of operations of TriView Global Fund, LLC.

TRIVIEW GLOBAL FUND, LLC

By: TriView Capital Management, Inc., Managing Member

By: ___________________________________________

Michael Pacult

Chief Executive Officer &

Chief Financial Officer

Date: June 3, 2013

TRIVIEW GLOBAL FUND, LLC

(A Delaware Limited Liability Company)

QUARTERLY REPORT

March 31, 2013

MANAGING MEMBER:

Triview Capital Management, Inc.

% Corporate Systems, Inc.

505 Brookfield Drive

Dover, Kent County, Delaware 19901

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities	F-3

Statements of Operations	F-4

Statements of Changes in Net Assets	F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7 - F-13

Affirmation of the Commodity Pool Operator	F-14

To the Members of

TriView Global Fund, LLC

We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, LLC, as of March 31, 2013, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2013 and 2012.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of TriView Global Fund, LLC, as of December 31, 2012, and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 18, 2013, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2012 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.

Patke & Associates, Ltd.

Lincolnshire, Illinois

May 8, 2013

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069

Phone: (847) 913-5400 * Fax: (847) 913-5435

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Assets and Liabilities
(Unaudited)

	March 31,	December 31,
	2013	2012

Assets

Cash at broker	$ 1,119,268	$ 480,129
Cash and cash equivalents	115,129	157,533
Prepaid expenses	7,650	380
Total assets	1,242,047	638,042

Liabilities

Accounts payable and accrued liabilities	27,584	36,576
Redemption payable	50,000	15,802
Total liabilities	77,584	52,378

Net assets	$ 1,164,463	$ 585,664

Analysis of net assets

Non-managing members	$ 1,164,463	$ 585,664
Managing members	-	-

Net assets (equivalent to $577.39 and $516.81 per unit)	$ 1,164,463	$ 585,664

Membership units outstanding

Non-managing member units outstanding	2,016.770	1,133.233
Managing members units outstanding	-	-

Total membership units outstanding	2,016.770	1,133.233

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Investment income

Interest income	$ -	$ 3
Total investment income	-	3

Expenses

Commission expense	8,184	47,484
Management fees	20,342	4,048
Incentive fees	2,919	-
Professional fees	19,550	18,500
Other operating expenses	7,264	8,380
Total expenses	58,259	78,412

Net investment (loss)	(58,259)	(78,409)

Realized and unrealized gain (loss) from investments

Net realized gain (loss) on investments	27,542	(51,046)

Net unrealized appreciation on investments	-	5,305

Net realized and unrealized gain (loss) from investments	27,542	(45,741)

Net (decrease) in net assets resulting from operations	$ (30,717)	$ (124,150)

Net (decrease) in net assets resulting from operations per unit
Managing and non-managing member unit	$ (14.51)	$ (55.82)

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Changes in Net Assets
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Member's Equity
	Managing		Non-Managing		Total

	Units	Net Assets	Units	Net Assets	Units	Net Assets

Net assets at December 31, 2011	-	$ -	1,948.597	$ 1,539,942	1,948.597	$ 1,539,942

(Decrease) in net assets from operations:
Net investment (loss)		-		(78,409)		(78,409)
Net realized (loss) from investments		-		(51,046)		(51,046)
Net unrealized appreciation on investments		-		5,305		5,305

Net (decrease) in net assets resulting from operations		-		(124,150)		(124,150)

Capital contributions	-	-	332.364	302,943	332.364	302,943
Redemptions	-	-	(1.144)	(1,000)	(1.144)	(1,000)
Total increase in net assets	-	-	331.220	177,793	331.220	177,793

Net assets at March 31, 2012	-	$ -	2,279.817	$ 1,717,735	2,279.817	$ 1,717,735

Net assets at December 31, 2012	-	$ -	1,133.233	$ 585,664	1,133.233	$ 585,664

(Decrease) in net assets from operations:
Net investment (loss)		-		(58,259)		(58,259)
Net realized gain from investments		-		27,542		27,542

Net (decrease) in net assets resulting from operations		-		(30,717)		(30,717)

Capital contributions	-	-	1,077.919	741,479	1,077.919	741,479
Redemptions	-	-	(194.382)	(131,963)	(194.382)	(131,963)
Total increase in net assets	-	-	883.537	578,799	883.537	578,799

Net assets at March 31, 2013	-	$ -	2,016.770	$ 1,164,463	2,016.770	$ 1,164,463

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Liability Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (30,717)	$ (124,150)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(7,270)	(657)
Unrealized (appreciation) on investments	-	(5,305)
Increase (decrease) in accounts payable and accrued liabilities	(8,992)	7,614
Net cash (used in) operating activities	(46,979)	(122,498)

Cash Flows from Financing Activities

Proceeds from sale of units, net of sales commissions	741,479	302,943
Redemptions paid	(97,765)	(1,000)

Net cash provided by financing activities	643,714	301,943

Net increase in cash and cash equivalents	596,735	179,445

Cash and cash equivalents, beginning of period	637,662	1,551,960

Cash and cash equivalents, end of period	$ 1,234,397	$ 1,731,405

End of period cash and cash equivalents consists of:

Cash at broker	$ 1,119,268	$ 1,195,025
Cash and cash equivalents	115,129	536,380

Total cash and cash equivalents	$ 1,234,397	$ 1,731,405

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

March 31, 2013

(Unaudited)

1. Nature of the Business

TriView Global Fund, LLC (the "Fund") was formed on October 1, 2004 under the laws of the State of Delaware.  The Fund is engaged in high risk, speculative and hedge trading of futures and forward contracts, options on futures and forward contracts, and other instruments selected by registered commodity trading advisors ("CTA's").  On July 7, 2011, the Fund commenced business after admission of 26 members, with total subscriptions of $1,374,333 at a price of $1,000 per Unit.  Triview Capital Management, Inc. (the "Corporate Managing Member") and Michael Pacult (the "Individual Managing Member" and collectively the "Managing Member") are the managing members and commodity pool operators ("CPO's") of the Fund.  The CTA is Stenger Capital Management, LLC ("Stenger"), which has the authority to trade as much of the Fund's equity as is allocated to it by the Managing Member. The selling agent and introducing broker is Futures Investment Company ("FIC"), which is owned and operated by Michael Pacult and his wife.

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

As of March 31, 2013 and December 31, 2012, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

	Balance		Per Unit Calculation
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
Net Asset Value for financial reporting purposes	$ 1,164,463	$ 585,664	$ 577.39	$ 516.81

Adjustment for initial offering costs	43,468	43,468	21.55	38.36
Adjustment for other offering, organizational and operating expenses	135,884	150,442	67.38	132.75

Net Asset Value for all other purposes	$ 1,343,815	$ 779,574	$ 666.32	$ 687.92

Number of Units			2,016.770	1,133.233

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

Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months of less to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2013 or 2012.

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

March 31, 2013

(Unaudited)

2. Significant Accounting Policies – Continued

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the three months ended March 31, 2013 and the year ended December 31, 2012, the Fund did not have any Level 3 assets or liabilities.

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

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Reclassifications - For the three months ended March 31, 2012, offering and organizational costs per unit were separately disclosed in the financial highlights.  Net (decrease) in net assets from operations per unit on the statement of operations was reclassified to conform with this presentation.

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

March 31, 2013

(Unaudited)

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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end.  Subscriptions must be accepted or rejected by the Managing Member within five business days.  The investor also has five business days to withdraw his subscription.  Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account after the minimum to commence business has been raised and, thereafter, on the first business day of the month after the subscription is accepted.  Interest earned on the subscription funds will accrue to the account of the investor. FIC, as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the three months ended March 31, 2013, selling commissions earned by FIC were $1,500.

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

A monthly management fee of 1% (annual rate) was paid to GT Capital CTA ("GT Capital") (former CTA) calculated on the prior month-end equity allocated to it to trade.

A quarterly incentive fee of 20% of new net profits was paid to GT Capital.  In October 2011, the Corporate Managing Member allocated approximately 50% of Fund trading equity to a separate program offered by GT Capital maintained in a separate account at the FCM, held in the name of the Fund.  For purposes of calculating the quarterly incentive fee, the net performance of both programs is combined.

The following changes became effective to the Fund September 1, 2011:

The Fund no longer paid FIC round turn brokerage  commissions and no longer paid the Corporate Managing Member a management fee.  Instead, the Fund charged 10% (annual rate) fixed brokerage commissions, paid monthly, calculated on the prior month-end net assets, with 7.5% paid to FIC and 2.5% to the Corporate Managing Member.

The following changes became effective to the Fund January 2, 2013:

Stenger became the CTA of the Fund in place of GT Capital. Stenger is paid a .8% management fee calculated on the month-end net assets allocated to it by the Fund to trade along with a 16% monthly incentive fee on new net profits. The Corporate Managing Member reserves the right to allow Stenger to trade notionally, which may result in a management fee up to 2.4%.

The Fund no longer pays the 10% annual fixed brokerage commissions. Instead, the Fund will pay brokerage commissions of $11 per round turn for domestic trades plus actual commissions for foreign trades, if any.

The Fund will pay a 5% annual management fee to the Corporate Managing Member, paid monthly, calculated on month-end Fund net assets.

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

March 31, 2013

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

The Fund pays commissions to the Corporate Managing Member and FIC, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult.  The Fund shares operating expenses with FIC. Related party transactions are as follows:

Commissions included in expenses:	For The Three Months Ended March 31,
	2013	2012

Corporate Managing Member	$ -	$ 11,871
FIC	4,187	29,807

Management fees include in expenses:	For The Three Months Ended March 31,
	2013	2012
Corporate Managing Member	$ 15,044	$ -

Commissions included in accrued expenses:	March 31,	December 31,
	2013	2012
Corporate Managing Member	$ -	$ 4,073
FIC	1,822	10,950

Management fees included in accrued expenses:	March 31,	December 31,
	2013	2012
Corporate Managing Member	$ 5,857	$ -

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

March 31, 2013

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash and cash equivalents to satisfy these margin requirements. At March 31, 2013 and December 31, 2012, these totaled $1,234,397 and $637,662, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were none at March 31, 2013 and December 31, 2012. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

There were no open futures contracts at March 31, 2013 or December 31, 2012.

Derivative Instruments
Statement of Operations

		Line Item in the Statement of Operations	For The Three Months Ended March 31,
			2013	2012
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments	$ 27,542	$ (50,648)

Derivatives not designated as hedge instruments under ASC 815	Options on futures	Net realized gain (loss) from investments	$ -	$ (398)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation on investments	$ -	$ 5,305

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

March 31, 2013

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

March 31, 2013

(Unaudited)

11. Financial Highlights

	Three Months Ended March 31,
	2013		2012
Performance per unit (1)

Net unit value, beginning of period	$ 516.81		$ 790.28

Net realized and unrealized gain (loss) from investments	13.04		(20.56)
Expenses	(27.55)		(35.26)
Net (decrease) in net assets resulting from operations for the period	(14.51)		(55.82)

Offering and organizational costs	75.09		18.99
Net unit value at the end of the period	$ 577.39		$ 753.45

Net assets at the end of the period ($000)	$ 1,164		$ 1,718

Total return (2)	11.72%		(4.66)%

Number of units outstanding at the end of the period	2,016.770		2,279.817

Supplemental Data
Ratio to average net assets
Net investment (loss) before incentive fee	(17.90)%	(3)	(18.02)%	(3)
Incentive fee	(0.23)%	(2)	-
Net investment (loss) after incentive fee	(18.13)%		(18.02)%

Expenses before incentive fee	(17.90)%	(3)	(18.02)%	(3)
Incentive fee	(0.23)%	(2)	-
Expenses after incentive fee	(18.13)%		(18.02)%

Total return was calculated based on the change in value of a unit during the period.  Offering and organizational costs is a balancing amount necessary to reconcile the change in net unit value (see Note 2).  An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment income and expenses and net realized and unrealized gains and (losses) are calculated based on a single unit outstanding during the period.

(2) Not annualized.

(3) Annualized.

TriView Global Fund, LLC

Affirmation of the Commodity Pool Operator

For the Three Months Ended March 31, 2013 and 2012

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

Michael Pacult

President, Triview Capital Management, Inc.

Managing Member

TriView Global Fund, LLC