Form 10-Q
period 2013-06-30
TriView Global Fund, LLC
filed 2013-08-19
CIK 1305631

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______

Commission file number 333-119655

TriView Global Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware

20-1689686

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2013 are attached hereto and made a part hereof.

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

There is no promise or expectation of a fixed or any other return to the investors. The investors must look solely to trading profits for a return on their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

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

An Investment in the Fund Depends upon Redemption of Fund Units

The Fund Units are not traded and they have no market value. Liquidity of an investment in the Fund depends upon the credit worthiness of the exchanges, brokers, and third parties of off exchange traded futures that hold Fund equity or have a lien against Fund assets for payment of debts incurred. Those parties must honor their obligations to the Fund for the Fund to be able to obtain the return of its cash from the futures commission merchant that holds the Fund account. The commodity trading advisors select the markets and the off exchange instruments to be traded. The Managing Member selects the futures commission merchants to hold the Fund assets. The commodity trading advisors and the Managing Member believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The Managing Member allocates a substantial portion of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made. As of the date of this Report, the Fund maintained approximately 96.44% of its total assets on deposit with the FCM, and 3.02% in cash and cash equivalents, including Fund bank accounts and the Wells Fargo 100% Treasury money market fund.

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

On July 7, 2011, the Fund commenced business after admission of 26 limited partners, with total subscriptions of $1,374,333. As of June 30, 2013, aggregate subscriptions were $3,513,510.

For non-financial reporting purposes (subscription and redemption purposes), the Fund's net asset value (NAV) per Unit decreased over the three months ended June 30, 2013 from $666.32 to $618.63, a loss of (7.16)%. Over the three months ended June 30, 2012, it decreased from $859.76 to $831.03, a loss of (3.34)%.  The Fund’s net asset value (NAV) per Unit decreased over the six months ended June 30, 2013 from $687.92 to $618.63, a loss of (10.07)%.  Over the six months ended June 30, 2012, it decreased from $922.14 to $831.03, a loss of (9.88)%

The losses were as a result of a combination of trading profits (losses) and operational expenses, the latter of which were $(116,424) and $(144,631) for the six months ended June 30, 2013 and 2012, respectively (19.88)% and (9.39)% of beginning net assets of the periods, respectively. Trading profits (losses) were $13,077 and (23,104) over the same respective six month periods 2.23% and (1.50)% of beginning net assets of the periods, respectively.

Over the six months ended June 30, 2013 and 2012, respectively, the Fund’s net assets increased (decreased) $302,798 and $(356,963), respectively (51.70% and (23.18)% of beginning net assets of the periods, respectively). The large increase over the six months ended June 30, 2013 was primarily due to capital contributions of $741,479 (126.60% of beginning net assets of the period) with redemptions of $335,335 (57.26% of beginning net assets of the period).  The large decrease over the six months ended June 30, 2012 was primarily due to redemptions of $557,130 (36.18% of beginning net assets of the period) with capital contributions of $367,889 (23.89% of beginning net assets of the period).

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the Managing Member before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent fund administrator and then are reviewed each quarter and audited each year by a different independent CPA firm.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Managing Member’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

(b) None

Item 6.  Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

TriView Global Fund, LLC

By TriView Capital Management, Inc.

It’s Managing Member

By:

/s/ Michael Pacult

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the Managing Member

Date:  August 8, 2013

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

Date: August 8, 2013

EXHIBIT 32.01

CERTIFICATION BY CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER

I, Michael Pacult, the Chief Executive Officer and Chief Financial Officer of TriView Capital Management, Inc. as managing member of TriView Global Fund, LLC, certify that (i) the Form 10-Q for the period ended June 30, 2013 of TriView Global Fund, LLC fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended June 30, 2013 fairly presents, in all material respects, the financial condition and results of operations of TriView Global Fund, LLC.

TRIVIEW GLOBAL FUND, LLC

By: TriView Capital Management, Inc., Managing Member

By:

/s/ Michael Pacult

Michael Pacult

Chief Executive Officer & Chief Financial Officer

Date: August 8, 2013

TRIVIEW GLOBAL FUND, LLC
(A Delaware Limited Liability Company)

QUARTERLY REPORT

June 30, 2013

MANAGING MEMBER:
TriView Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Statements of Assets and Liabilities (Unaudited)

F-3

Condensed Schedule of Investments - June 30, 2013 (Unaudited)

F-4

Statements of Operations (Unaudited)

F-5

Statements of Changes in Net Assets (Unaudited)

F-6

Statements of Cash Flows (Unaudited)

F-7

Notes to the Financial Statements (Unaudited)

F-8 - F-18

Affirmation of the Commodity Pool Operator

F-19

Patke & Associates, Ltd.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Members of

TriView Global Fund, LLC

We have reviewed the accompanying statements of assets and liabilities of TriView Global Fund, LLC, including the condensed schedule of investments as of June 30, 2013, and the related statements of operations for the three and six months ended June 30, 2013 and 2012, and the statements of changes in net assets and cash flows for the six months ended June 30, 2013 and 2012.  These financial statements are the responsibility of the Company's management.

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

August 5, 2013

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC
(A Delaware Limited Partnership)
Condensed Schedule of Investments
June 30, 2013
(Unaudited)

	Fair Value	Percent of Net Assets
Purchased options on futures contracts		
Options on futures contracts held long		
Agriculture	$ 16,275	1.83%
Total options on futures contracts held long	16,275	1.83%
Purchased options (premiums paid $31,850)	$ 16,275	1.83%

The accompanying notes are an integral part of the financial statements.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Investment income				
Interest income	$ -	$ -	$ 1	$ 3
Total investment income	-	-	1	3
Expenses				
Commission expense	9,537	46,077	17,721	93,561
Management fees	21,707	4,114	42,049	8,162
Incentive fees	2,358	-	5,278	-
Professional fees	21,240	15,000	40,790	33,500
Other operating expenses	3,323	1,028	10,586	9,408
Total expenses	58,165	66,219	116,424	144,631
Net investment (loss)	(58,165)	(66,219)	(116,423)	(144,628)
Realized and unrealized gain (loss) from investments				
Net realized gain (loss) on investments	1,111	20,512	28,652	(30,534)
Net unrealized appreciation (depreciation) on investments	(15,575)	2,125	(15,575)	7,430
Net realized and unrealized gain (loss) from investments	(14,464)	22,637	13,077	(23,104)
Net (decrease) in net assets resulting from operations	$ (72,629)	$ (43,582)	$ (103,346)	$ (167,732)
Net (decrease) in net assets resulting from operations per unit				
Managing and non-managing member unit	$ (40.21)	$ (19.97)	$ (54.73)	$ (75.79)

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Statements of Changes in Net Assets

(Unaudited)

	Member's Equity					
	Managing		Non-Managing		Total	
	Units	Net Assets	Units	Net Assets	Units	Net Assets
Net assets at December 31, 2011	-	$ -	1,948.597	$ 1,539,942	1,948.597	$ 1,539,942
(Decrease) in net assets from operations:						
Net investment (loss)		-		(144,628)		(144,628)
Net realized (loss) from investments		-		(30,534)		(30,534)
Net unrealized appreciation on investments		-		7,430		7,430
Net (decrease) in net assets resulting from operations		-		(167,732)		(167,732)
Capital contributions	-	-	407.914	367,899	407.914	367,899
Redemptions	-	-	(664.486)	(557,130)	(664.486)	(557,130)
Total increase in net assets	-	-	(256.572)	(356,963)	(256.572)	(356,963)
Net assets at June 30, 2012	-	$ -	1,692.025	$ 1,182,979	1,692.025	$ 1,182,979
Net assets at December 31, 2012	-	$ -	1,133.233	$ 585,664	1,133.233	$ 585,664
(Decrease) in net assets from operations:						
Net investment (loss)		-		(116,423)		(116,423)
Net realized gain from investments		-		28,652		28,652
Net unrealized (depreciation) on investments				(15,575)		(15,575)
Net (decrease) in net assets resulting from operations		-		(103,346)		(103,346)
Capital contributions	-	-	1,077.919	741,479	1,077.919	741,479
Redemptions	-	-	(508.584)	(335,335)	(508.584)	(335,335)
Total increase in net assets	-	-	569.335	302,798	569.335	302,798
Net assets at June 30, 2013	-	$ -	1,702.568	$ 888,462	1,702.568	$ 888,462

The accompanying notes are an integral part of the financial statements.

The accompanying notes are an integral part of the financial statements.

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

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

Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933.  The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934, and of the rules and regulations of the Financial Industry Regulation Authority ("FINRA").  The Fund is also be subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government, which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades and is regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

2. Significant Accounting Policies – Continued

As of June 30, 2013 and December 31, 2012, the Net Asset Value and Net Asset Value per Unit for financial reporting purposes and for all other purposes are as follows:

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

Statement of Cash Flows - For the purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months of less to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended June 30, 2013 or 2012.

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the six months ended June 30, 2013 and the year ended December 31, 2012, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2013. The Fund did not have any open futures contracts at December 31, 2012.

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

2. Significant Accounting Policies - Continued

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Reclassifications - For the three and six months ended June 30, 2012, offering and organizational costs per unit were separately disclosed in the financial highlights.  Net (decrease) in net assets from operations per unit on the statement of operations was reclassified to conform to this presentation.

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

The LLC Operating Agreement provides, among other things, that:

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

4. The Limited Liability Company ("LLC") Agreement – Continued

Federal Income Tax Allocations - As of the end of each fiscal year, the Fund's realized capital gain or loss and ordinary income or loss shall be allocated among the Members, after having given effect to the fees and expenses of the Fund.

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end.  Subscriptions must be accepted or rejected by the Managing Member within five business days.  The investor also has five business days to withdraw his subscription.  Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account after the minimum to commence business has been raised and, thereafter, on the first business day of the month after the subscription is accepted.  Interest earned on the subscription funds will accrue to the account of the investor. FIC, as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the six months ended June 30, 2013, selling commissions earned by FIC were $1,500.F

Redemptions - A member may request any or all of his investment be redeemed at the net asset value as of the end of a month. Unless this requirement is waived, the written request must be received by the Managing Member no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the Managing Member may be unable to comply with the request on a timely basis. There will be no redemption fee; however there will be a twelve month lock-in commencing from the date of admission of an investment.

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

June 30, 2013

(Unaudited)

5. Fees – Continued

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

The Fund will pay a 5% annual management fee to the Corporate Managing Member, paid monthly, and calculated on month-end Fund net assets.

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

6.  Related Party Transactions - Continued

Commissions included in expenses:	For The Six Months Ended June 30, 2013	2012
Corporate Managing Member	$ -	$ 23,390
FIC	8,935	59,573
Total commission expense to related parties	$ 8,935	$ 82,963

Management fees included in expenses:	For The Six Months Ended June 30, 2013	2012
Corporate Managing Member	$ 30,610	$ -

Commissions included in accrued expenses:	June 30, 2013	December 31, 2012
Corporate Managing Member	$ -	$ 3,164
FIC	1,102	9,294
	$ 1,102	$ 12,458

Management fee included in accrued expenses:	June 30, 2013	December 31, 2012
Corporate Managing Member	$ 4,731	$ -

Accrued operating expenses shared with related party:	June 30, 2013	December 31, 2012
FIC	$ -	$ 5,948

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

June 30, 2013

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash and cash equivalents to satisfy these margin requirements. At June 30, 2013 and December 31, 2012, these totaled $919,823 and $637,662, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the Managing Member believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held on long positions, of which there were none at June 30, 2013 and December 31, 2012, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

7. Trading Activities and Related Risks – Continued

Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

7. Trading Activities and Related Risks – Continued

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

TriView Global Fund, LLC

(A Delaware Limited Liability Company)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

9. Financial Instruments with Off-Balance Sheet Credit and Market Risk – Continued

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

11. Financial Highlights

Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Performance per unit (1)							
Net unit value, beginning of period	$ 577.39		$ 753.45		$ 516.81		$ 790.28
Net realized and unrealized gain (loss) from investments	(9.54)		10.41		3.50		(10.14)
Expenses	(30.67)		(30.38)		(58.23)		(65.65)
Net (decrease) in net assets resulting from operations for the period	(40.21)		(19.97)		(54.73)		(75.79)
Offering and organizational costs	(15.34)		(34.33)		59.76		(15.34)
Net unit value at the end of the period	$ 521.84		$ 699.15		$ 521.84		$ 699.15
Net assets at the end of the period ($000)	$ 888		$ 1,183		$ 888		$ 1,183
Total return (2)	(9.62)%		(7.21)%		0.97 %		(11.53)%
Number of units outstanding at the end of the period	1,702.568		1,692.025		1,702.568		1,692.025
Supplemental Data							
Ratio to average net assets							
Net investment (loss) before incentive fee	(21.77)%	(3)	(17.46)%	(3)	(19.74)%	(3)	(17.90)%
Incentive fee	(0.23)%	(2)	-		(0.47)%	(2)	-
Net investment (loss) after incentive fee	(22.00)%		(17.46)%		(20.21)%		(17.90)%
Expenses before incentive fee	(21.77)%	(3)	(17.46)%	(3)	(19.74)%	(3)	(17.90)%
Incentive fee	(0.23)%	(2)	-		(0.47)%	(2)	-
Expenses after incentive fee	(22.00)%		(17.46)%		(20.21)%		(17.90)%

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

For the Six Months Ended June 30, 2013 and 2012

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult

Michael Pacult

President, TriView Capital Management, Inc.

Managing Member

TriView Global Fund, LLC